Form 10-Q
period 1995-05-27
VERNON LILLIAN CORP
filed 1995-07-10
CIK 818008

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the Quarter ended
 May 27, 1995                Commission File Number 1-9637
- -------------------------  --------------------------------

                          LILLIAN VERNON CORPORATION

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 Delaware                        13-2529859
- ----------------------------  ---------------------------------------
(State of Incorporation)      (IRS Employer Identification Number)

                543 MAIN STREET, NEW ROCHELLE, NEW YORK 10801
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 576-6400

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X  No
       --

   Number of shares outstanding of each of the issuer's classes of common stock:

   9,731,838 Shares of Common Stock, $.01 par value, as of July 5, 1995.

                          LILLIAN VERNON CORPORATION
                                  FORM 10-Q
                                 MAY 27, 1995

 PART I. FINANCIAL INFORMATION                                               PAGE #
- -------------------------------------------------------------------------  --------
    Item 1.
    Consolidated Balance Sheets as of May 27, 1995, May 28, 1994
    (unaudited) and February 25, 1995 (audited) ..........................   3
    Consolidated Statements of Operations for the quarters ended May 27,
    1995 and May 28, 1994 (unaudited) ....................................   4
    Consolidated Statements of Cash Flows for the quarters ended May 27,
    1995 and May 28, 1994 (unaudited) ....................................   5
    Notes to Consolidated Financial Statements ........................... 6-7
    Item 2.
    Management's Discussion and Analysis of Financial Condition and
    Results of Operations ................................................ 8-9


PART II. OTHER INFORMATION ...............................................   10
- --------------------------

Signatures ...............................................................   11
Exhibits .................................................................   12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                            MAY 27,     MAY 28,     FEBRUARY 25,
                                                             1995        1994          1995
                                                          ----------  ----------  --------------
                                                                (UNAUDITED)          (AUDITED)
                          ASSETS
Current assets:
 Cash and cash equivalents .............................. $ 39,101    $ 39,735    $ 38,779
 Accounts receivable ....................................   10,717       4,865      21,482
 Merchandise inventories ................................   32,878      32,322      30,418
 Deferred income taxes ..................................       --          --         331
 Prepayments and other current assets ...................    9,038       5,900       7,495
                                                          ----------  ----------  --------------
   Total current assets .................................   91,734      82,822      98,505
Property, plant and equipment, net (Note 1) .............   29,534      26,410      29,587
Deferred catalog costs ..................................    7,874       7,317       6,632
Other assets ............................................    3,018       3,087       3,044
                                                          ----------  ----------  --------------
   Total ................................................ $132,160    $119,636    $137,768
                                                          ----------  ----------  --------------
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable and accrued expenses  ........... $ 15,284    $ 12,822    $ 14,056
 Customer deposits ......................................      158          58         385
 Current portion of long-term debt and lease obligations     1,428       1,400       1,420
 Income taxes payable ...................................       --          --       3,576
 Deferred income taxes ..................................       58         560          --
                                                          ----------  ----------  --------------
   Total current liabilities ............................   16,928      14,840      19,437
Long-term debt, less current portion ....................    3,184       4,460       3,820
Capital lease obligations, less current portion  ........      474         626         515
Deferred compensation ...................................    3,071       2,463       2,913
Deferred income taxes ...................................      856       1,306         896
                                                          ----------  ----------  --------------
   Total liabilities ....................................   24,513      23,695      27,581
                                                          ----------  ----------  --------------
Stockholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares issued and outstanding  .........       --          --          --
 Common stock, $.01 par value; 20,000,000 shares
  authorized; issued - 9,934,537 shares, 9,616,515
  shares  and 9,771,744 shares ..........................       99          96          98
 Additional paid-in capital .............................   26,146      20,844      23,300
 Retained earnings ......................................   85,416      76,326      88,922
 Unearned compensation ..................................       --         (51)         (2)
 Treasury stock, at cost - 227,699 shares, 92,774 shares
  and 139,892 shares ....................................   (4,014)     (1,274)     (2,131)
                                                          ----------  ----------  --------------
   Total stockholders' equity ...........................  107,647      95,941     110,187
                                                          ----------  ----------  --------------
   Total ................................................ $132,160    $119,636    $137,768
                                                          ----------  ----------  --------------

                See Notes to Consolidated Financial Statements

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                       FISCAL QUARTER ENDED
                                                      ---------------------
                                                        MAY 27,     MAY 28,
                                                         1995       1994
                                                      ----------  ---------
Revenues ............................................ $29,614     $26,002
Costs and expenses:
 Product and delivery costs .........................  15,229      12,031
 Selling, general and administrative expenses  ......  18,972      15,700
                                                      ----------  ---------
                                                       34,201      27,731
                                                      ----------  ---------
   Operating loss ...................................  (4,587)     (1,729)
Interest income .....................................     521         391
Interest expense ....................................    (152)       (184)
                                                      ----------  ---------
   Loss before income taxes .........................  (4,218)     (1,522)

Provision for (benefit from) income taxes:
 Current ............................................  (1,741)     (1,598)
 Deferred ...........................................     349       1,065
                                                      ----------  ---------
                                                       (1,392)       (533)
                                                      ----------  ---------
    Net loss ........................................ ($2,826)   ($   989)
                                                      ----------  ---------
Net loss per common share ........................... ($  .29)   ($   .10)
                                                      ----------  ---------
Weighted average number of common shares outstanding    9,686       9,520
                                                      ----------  ---------

                See Notes to Consolidated Financial Statements

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                        FISCAL QUARTER ENDED
                                                                      ----------------------
                                                                        MAY 27,     MAY 28,
                                                                         1995        1994
                                                                      ----------  ----------
                                                                            (UNAUDITED)
Cash flows from operating activities:
 Net loss ........................................................... $(2,826)    $   (989)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation ......................................................     644          482
  Amortization ......................................................      87          119
  (Increase) decrease in accounts receivable ........................  10,765        6,360
  (Increase) decrease in merchandise inventories ....................  (2,460)      (4,983)
  (Increase) decrease in prepayments and other current assets  ......  (1,543)        (927)
  (Increase) decrease in deferred catalog costs .....................  (1,242)      (3,086)
  (Increase) decrease in other assets ...............................     (59)         (73)
  Increase (decrease) in trade accounts payable and accrued expenses    1,228       (5,647)
  Increase (decrease) in customer deposits ..........................    (227)        (171)
  Increase (decrease) in income taxes payable .......................  (3,576)      (4,191)
  Increase (decrease) in deferred compensation ......................     158          150
  Increase (decrease) in deferred income taxes ......................     349        1,067
                                                                      ----------  ----------
    Net cash provided by (used in) operating activities  ............   1,298      (11,889)
                                                                      ----------  ----------
Cash flows from investing activities:
 Purchases of property, plant and equipment .........................    (591)        (241)
                                                                      ----------  ----------
    Net cash used in investing activities ...........................    (591)        (241)
                                                                      ----------  ----------
Cash flows from financing activities:
 Principal payments on long-term debt and capital lease obligations      (669)        (664)
 Proceeds from issuance of common stock .............................     666          117
 Dividends paid .....................................................    (679)        (476)
 Other ..............................................................     297            8
                                                                      ----------  ----------
    Net cash used in financing activities ...........................    (385)      (1,015)
                                                                      ----------  ----------
    Net increase (decrease) in cash and cash equivalents  ...........     322      (13,145)
                                                                      ----------  ----------
Cash and cash equivalents at beginning of period ....................  38,779       52,880
                                                                      ----------  ----------
Cash and cash equivalents at end of period .......................... $39,101     $ 39,735
                                                                      ----------  ----------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest .......................................................... $   288     $    358
  Income taxes ......................................................   3,884        4,671

Supplemental disclosure of noncash financing activities--see Note 2

                See Notes to Consolidated Financial Statements

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 25, 1995.

1. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows (in thousands):

                                                    MAY 27,    MAY 28,    FEBRUARY 25,
                                                     1995       1994          1995
                                                  ---------  ---------  --------------
Land and buildings .............................. $20,196    $17,186    $19,985
Machinery and equipment .........................  22,214     18,916     21,840
Furniture and fixtures ..........................   3,040      2,781      3,033
Leasehold improvements ..........................   3,574      3,537      3,575
Capital leases ..................................   1,262      1,262      1,262
                                                  ---------  ---------  --------------
 Total property, plant & equipment, at cost  ....  50,286     43,682     49,695
 Less, accumulated depreciation and amortization   20,752     17,272     20,108
                                                  ---------  ---------  --------------
Property, plant and equipment -- net ............ $29,534    $26,410    $29,587
                                                  ---------  ---------  --------------

2. NONCASH FINANCING ACTIVITIES

During the three months ending May 27, 1995, non-qualified stock options aggregating 105,000 shares were exercised by one of the Company's Directors, with a total exercise price of $1,662,150. As consideration for the exercise price and for income taxes required to be withheld, the Company received an aggregate of 87,807 shares of Lillian Vernon Common Stock, which are reported as Treasury Stock on the balance sheet. The number of shares was determined by the market price of the Company's common stock on the exercise date.

3. SUBSEQUENT EVENT-MERGER AGREEMENT

On June 13, 1995, the Company and VB Investment Corporation, a Delaware corporation controlled by FS Equity Partners III, L.P. ("FSEP III"), which is an affiliate of Freeman Spogli & Co. Incorporated, entered into a definitive merger agreement pursuant to which FSEP III will become a majority stockholder of the Company in a merger transaction that will be accounted for as a recapitalization. In this transaction, stockholders of the Company will receive $19.00 per share in cash for certain shares of the Company's stock.

The merger agreement is subject to the approval by the Company's stockholders, receipt of financing, and other customary closing conditions. The merger will be submitted to stockholders at a special stockholders' meeting expected to be held in August 1995.

4. RECLASSIFICATIONS

Certain reclassifications have been made in the prior year financial statements to conform with the current presentation.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED MAY 27, 1995

   Revenues for the quarter ended May 27, 1995 of $29.6 million increased by $3.6 million, or 13.9%, as compared to the same period last year. The increase in revenues was primarily attributable to an increase of approximately 5% in the volume of orders shipped and approximately 8% in the average revenue per order. Catalog circulation was approximately 7% higher than in the prior year due to the introduction of the Lillian Vernon's Kitchen catalog.

   Product and delivery costs increased by $3.2 million, or 26.6%, in the quarter ended May 27, 1995, as compared to the same period last year. As a percentage of revenues, these costs increased from 46.3% to 51.4% in the current quarter. The increase in costs was partially attributable to higher sales volume. In addition, both the gross margin amount and percentage were negatively impacted by the expansion of the Company's free gift-with-purchase promotion, and a higher level of markdowns in the current quarter.

   Selling, general and administrative expenses ("SG&A"), the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $3.3 million, or 20.8% in the current quarter, and as a percentage of revenues, rose from 60.4% to 64.1%. A portion of the increase was due to 7% higher circulation. In addition, significant increases in the cost of paper due to tight supply, and higher postage costs resulting from a U.S. Postal rate increase in January 1995, raised the cost of producing and mailing the Company's catalog an average of 14% this quarter, compared to the first quarter of fiscal 1995. While the Company's marketing and merchandising strategies were responsible for raising average revenue per catalog by 7%, catalog costs rose at a faster rate, causing SG&A as a percentage of revenues to increase.

   Interest income for the quarter ended May 27, 1995 of $.5 million increased by $.1 million as compared to the first quarter of the prior year, principally due to higher interest rates. Interest expense for the quarter ended May 27, 1995 of $.2 million was comparable with that of the same period last year.

   The effective income tax rate was 33% in the current quarter, as compared to 35% in the first quarter of fiscal 1995.

FINANCIAL CONDITION

   The Company's current ratio at May 27, 1995 was 5.42 to 1, as compared to
5.07 to 1 at February 25, 1995 and 5.58 to 1 at May 28, 1994. The Company's working capital needs have been met with funds generated from operations.

   During the quarter ended May 27, 1995, the Company used less funds for net working capital needs than in the same quarter last year. Higher receivables from the deferred billing program were collected in the current quarter as compared with the first quarter last year. The Company also spent less on future catalog editions than last year, when it made earlier commitments for certain catalog production costs. The net change in inventory levels in the quarter also declined as compared to last year. During the quarter, the Company spent $591,000 on capital expenditures, including an amount related to planning and designing the expansion of its National Distribution Center. In addition, the Company received $666,000 for the issuance of stock, principally from the exercise of stock options which were expiring. The Company also paid a $.07 per share cash dividend totalling $679,000.

   On June 13, 1995, the Company entered into a definitive merger agreement with VB Investment Corporation, a corporation controlled by an affiliate of Freeman Spogli & Co. Incorporated. (See Note 3 to the Financial Statements). As a result of the merger, the Company's leverage and debt service requirements will increase significantly. Upon consummation of the merger, the Company's common stock will no longer be publicly held.

PART II.

                              OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

Exhibit A: Resignation and General Release Agreement dated June 9, 1995 between Stephen S. Marks and Lillian Vernon Corporation.

Exhibit #11: Computation of Loss per Share Assuming Primary and Full Dilution

Reports on Form 8-K:

   -- Filed June 22, 1995 -- Item 5 -- Other Events: Resignation of
      Registrant's President and Chief Operating Officer

   -- Filed June 27, 1995 -- Item 1 -- Change in Control of Registrant:
      Merger Agreement Between Registrant and VB Investment Corporation

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and registrant's principal financial and accounting officer.

                        Lillian Vernon Corporation

                        By: /s/ Andrew Gregor
                        --------------------
                           Andrew Gregor
                           Vice President, Chief Financial Officer
                          (Principal Financial and Accounting Officer)

Date: July 10, 1995

                                                                    EXHIBIT 11

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
       COMPUTATION OF LOSS PER SHARE ASSUMING PRIMARY AND FULL DILUTION
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    MAY 27, 1995                 MAY 28, 1994
                            ---------------------------  --------------------------
                              PRIMARY     FULLY DILUTED    PRIMARY    FULLY DILUTED
                            ----------  ---------------  ---------  ---------------
Net loss .................. ($2,826)   ($ 2,826)        ($  989)   ($  989)
                            ----------  ---------------  ---------  ---------------
Common Shares:
 Average number of shares
  outstanding .............   9,686       9,686           9,520      9,520
 Assumed exercise of stock
  options .................     395         406             479        479
                            ----------  ---------------  ---------  ---------------
                             10,081      10,092           9,999      9,999
                            ----------  ---------------  ---------  ---------------
Loss Per Share ............ ($ 0.28)   ($  0.28)        ($ 0.10)   ($ 0.10)
                            ----------  ---------------  ---------  ---------------