Form 10-Q
period 1995-08-26
LILLIAN VERNON CORP
filed 1995-10-10
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended August 26, 1995.
                -----------------------------------------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from.....to.....

                Commission file number 1-9637.


                           LILLIAN VERNON CORPORATION
                           --------------------------

             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                      13-2529859
-----------------------                    --------------------------------
(State or other jurisdiction               (IRS Employer Identification Number)
 of incorporation or organization)

                 543 Main Street, New Rochelle, New York      10801
                 -------------------------------------------------------
                (Address of principal executive offices)     (Zip Code)

                                       914-576-6400
                 -------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                             N/A
                 -------------------------------------------------------
                 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Number of shares outstanding of each of the issuer's classes of common stock:

9,748,838 Shares of Common Stock, $.01 par value, as of October 6, 1995.










                             LILLIAN VERNON CORPORATION


                                     Form 10-Q

                                  August 26, 1995



Part I. Financial Information                                 Page #
      Item 1.
      Consolidated Balance Sheets as of
      August 26, 1995, August 27, 1994
      (unaudited) and February 25, 1995
      (audited)                                                  3


      Consolidated Statements of Operations
      for the quarter and six months ended
      August 26, 1995 and August 27, 1994
      (unaudited)                                                 4


      Consolidated Statements of
      Cash Flows for the six months ended
      August 26, 1995 and August 27, 1994
      (unaudited)                                                 5


      Notes to Consolidated Financial
      Statements                                                  6


      Item 2.
      Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations                                              7-8


Part II. Other Information                                        9


Signatures                                                        10


Exhibits                                                          11


                                      Page 2 of 11







PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars In thousands)



                                                        August 26,  August 27,   February 25,
                      ASSETS                               1995        1994          1995
                      ------                            ---------   ----------  ------------
                                                             (Unaudited)         (Audited)
  Current assets:
    Cash and cash equivalents                             $12,550    $21,177      $38,779
    Accounts receivable                                    12,757      6,127       21,482
    Merchandise inventories                                49,808     49,177       30,418
    Deferred income taxes                                      --         --          331
    Prepayments and other current assets                   18,338     15,257        7,495
                                                         --------   --------     --------
      Total current assets                                 93,453     91,738       98,505

  Property, plant and equipment, net (Note 1)              30,071     26,650       29,587
  Deferred catalog costs                                   12,716      7,730        6,632
  Other assets                                              3,136      3,053        3,044
                                                         --------   --------     --------
       Total                                             $139,376   $129,171     $137,768
                                                         --------   --------     --------

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
  Current liabilities:
    Trade accounts payable and accrued expenses           $21,075    $21,273      $14,056
    Customer deposits                                         261        307          385
    Current portion of long-term debt
      and lease obligations                                 1,435      1,407        1,420
    Income taxes payable                                       --         --        3,576
    Deferred income taxes                                   1,852        704           --
                                                          -------     ------      -------
      Total current liabilities                            24,623     23,691       19,437

  Long-term debt, less current portion                      3,183      4,458        3,820
  Capital lease obligations, less current portion             431        591          515
  Deferred compensation                                     3,077      2,613        2,913
  Deferred income taxes                                       933      1,270          896
                                                         --------   --------     --------
       Total liabilities                                   32,247     32,623       27,581
                                                         --------   --------     --------

  Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
      authorized; no shares issued and outstanding             --        --            --
    Common stock, $.01 par value; 20,000,000 shares
      authorized; issued -9,976,537 shares, 9,700,110 shares
      and 9,771,744 shares                                    100         97           98
    Additional paid-in capital                             26,806     22,146       23,300
    Retained earnings                                      84,237     76,431       88,922
    Unearned compensation                                       0       (25)          (2)
    Treasury stock, at cost -227,699 shares,
      138,204 shares and 139,892 shares                    (4,014)    (2,101)      (2,131)
                                                         --------   --------     --------
      Total stockholders' equity                          107,129     96,548      110,187
                                                         --------   --------     --------
      Total                                              $139,376   $129,171     $137,768
                                                         --------   --------     --------


                          See Notes to Consolidated Financial Statements
                                        Page 3 of 11








                         LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share amounts)
                                       (Unaudited)


                                           Second Quarter Ended         Six Months Ended
                                           ---------------------      -----------------------
                                           August 26,  August 27,     August 26,   August 27,
                                             1995        1994           1995         1994
                                           ----------- ---------      -----------  ----------
Revenues                                      $36,920     $33,659       $66,534       $59,661

Costs and expenses:
  Product and delivery costs                   16,754      14,324        31,983        26,355
  Selling, general and administrative
   expenses                                    20,137      18,253        39,109        33,953
  Merger-related expenses (Note 2)              1,000          --         1,000            --
                                              -------      ------       -------       -------
                                               37,891      32,577        72,092        60,308
                                              -------      ------       -------       -------
     Operating income (loss)                     (971)      1,082        (5,558)         (647)
Interest income                                   366         283           887           674
Interest expense                                 (138)       (174)         (290)         (358)
                                              -------      ------       -------       -------
     Income (loss) before income taxes           (743)      1,191        (4,961)         (331)

Provision for (benefit from) income taxes:
 Current                                       (2,116)        307        (3,857)       (1,291)
 Deferred                                       1,871         110         2,220         1,175
                                              -------      ------       -------       -------
                                                 (245)        417        (1,637)         (116)
                                              -------      ------       -------       -------
   Net income (loss)                            ($498)       $774       ($3,324)        ($215)
                                              -------      ------       -------       -------
Net income (loss) per common share             ($0.05)      $0.08        ($0.34)       ($0.02)
                                              -------      ------       -------       -------

Weighted average number of common shares
 outstanding                                    9,727       9,541         9,707         9,531
                                              -------      ------       -------       -------





                             See Notes to Consolidated Financial Statements
                                        Page 4 of ll






                          LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)


                                                                      Six Months Ended
                                                                  ------------------------
                                                                   August 26,   August 27,
                                                                       1995        1994
                                                                   ----------    ---------
                                                                          (Unaudited)
Cash flows from operating activities:
  Net loss                                                           ($3,324)      ($215)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation                                                       1,212       1,024
    Amortization                                                         172         241
    (Increase) decrease in accounts receivable                         8,725       5,098
    (Increase) decrease in merchandise inventories                   (19,390)    (21,838)
    (Increase) decrease in prepayments and other current assets      (10,843)    (10,284)
    (Increase) decrease in deferred catalog costs                     (6,084)     (3,499)
    (Increase) decrease in other assets                                 (262)       (135)
    Increase (decrease) in trade accounts payable and
      accrued expenses                                                 7,019       2,804
    Increase (decrease) in customer deposits                            (124)         78
    Increase (decrease) in income taxes payable                       (3,576)     (4,191)
    Increase (decrease) in deferred compensation                         164         300
    Increase (decrease) in deferred income taxes                       2,220       1,175
                                                                  ----------   ---------
      Net cash used in operating activities                          (24,091)    (29,442)
                                                                  ----------   ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment                          (1,696)     (1,023)
                                                                  ----------   ---------
       Net cash used in investing activities                          (1,696)     (1,023)
                                                                  ----------   ---------

Cash flows from financing activities:
  Principal payments on long-term debt and capital
   lease obligations                                                    (706)       (694)
  Proceeds from issuance of common stock                               1,381         543
  Dividends paid                                                      (1,361)     (1,146)
  Other                                                                  244          59
                                                                  ----------   ---------
       Net cash used in financing activities                            (442)     (1,238)
                                                                  ----------   ---------


       Net decrease in cash and cash equivalents                     (26,229)    (31,703)
                                                                  ----------   ---------

Cash and cash equivalents at beginning of period                      38,779      52,880
                                                                  ----------   ---------
Cash and cash equivalents at end of period                           $12,550     $21,177
                                                                  ----------   ---------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $319        $395
    Income taxes                                                     $3,896      $4,703





                              See Notes to Consolidated Financial Statements
                                         Page 5 of 11








                       LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, (except for the provision for merger costs described in note 2), which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 25, 1995.

1. PROPERTY, PLANT AND EQUIPMENT
   -----------------------------
   Property, plant and equipment are summarized as follows (in thousands):

                                                August 26,    August 27,    February 25,
                                                   1995           1994            1995
                                                ----------    ----------    ------------
   Land and buildings                              $20,812       $17,308       $19,985
   Machinery and equipment                          22,594        19,489        21,840
   Furniture and fixtures                            3,102         2,808         3,033
   Leasehold improvements                            3,621         3,597         3,575
   Capital leases                                    1,262         1,262         1,262
                                                   -------      --------       --------

   Total property, plant &
    equipment, at cost                              51,391        44,464        49,695


   Less, accumulated depreciation
          and amortization                          21,320        17,814        20,108
                                                  --------      --------       --------

   Property, plant and equipment - net             $30,071       $26,650       $29,587
                                                  --------      --------       --------

2. TERMINATED MERGER WITH FREEMAN SPOGLI & CO. INCORPORATED
   --------------------------------------------------------
   On June 13, 1995, the Company entered into a Merger Agreement with an affiliate of Freeman Spogli & Co. Incorporated. Pursuant to the Agreement, the Company would have been recapitalized through a merger transaction in which all of the shares of common stock of the Company, other than certain shares held by Lillian Vernon and David Hochberg, would have been converted into the right to receive $19 per share in cash. The Merger Agreement was terminated on September 18, 1995 when it was determined that financing for the transaction at the $19 per share price could not be obtained as a result of recent trends in the catalog industry, particularly the continued increase in paper prices, general uncertainty facing retailing and the Company's expectation that its net income would not reach projected levels for the 1996 fiscal year. A provision for the costs of the terminated merger of $1 million has been recorded in the financial statements for the period ended August 26, 1995. These costs consist principally of legal, accounting and filing fees.

3. RECLASSIFICATIONS
  ------------------
   Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED AUGUST 26, 1995

   Revenues for the quarter ended August 26, 1995 were $36.9 million, an increase of $3.3 million, or 9.7%, over the quarter ended August 27, 1994. The increase in revenues was primarily attributable to approximately 9% higher average revenue per order. Order volume was comparable to the prior quarter on approximately 5% lower circulation, due to an improvement in response rate.

   Product and delivery costs increased $2.4 million, or 17.0%, in the quarter ended August 26, 1995, as compared to the second quarter of the prior year, due partially to the higher sales level. These costs also comprised a higher percentage of revenues, 45.4% in the quarter ended August 26, 1995, as compared to 42.6% in the quarter ended August 27, 1994. The primary reason for these increases is product profit margin, which declined because of higher markdowns, promotional strategies such as the Company's free gift program, and a greater percentage of revenues from lower margin sources such as the Company's Special Markets and outlet store divisions.

   Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $1.9 million, or 10.3%, mainly because of higher paper and postage costs. The Company's average cost of producing and mailing one of its catalogs, including paper costs, rose 14% in the current quarter compared to the same quarter last year. The Company expects this trend to accelerate for the balance of the year. As a percentage of revenues, however, SG&A costs increased only slightly from 54.2% in the quarter ended August 27, 1994 to 54.5% in the quarter ended August 26, 1995. The impact of the higher costs per catalog were almost offset by a comparable improvement in revenue generated per catalog.

   The results for the quarter ended August 26, 1995 reflect a non-recurring provision of $1.0 million for estimated costs of the Company's terminated merger with Freeman Spogli & Co. Incorporated, which is discussed more fully under "Financial Condition" on the next page. The estimated costs consist principally of legal, accounting, and filing fees.

   Interest income for the quarter ended August 26, 1995 increased $.1 million as compared to the second quarter of the prior year. The increase was attributable to higher interest rates. Interest expense for the quarter ended August 26, 1995 was slightly lower than the same period last year, due to debt repayments.

   The effective income tax rate was 33% for the quarter ended August 26, 1995 and was 35% for the quarter ended August 27, 1994.

SIX MONTHS ENDED AUGUST 26, 1995

   Revenues for the six months ended August 26, 1995 were $66.5 million, an increase of $6.9 million, or 11.5%, over the corresponding period of the prior year. The rise in revenues was primarily attributable to an increase of approximately 8% in the average revenue per order. Order volume rose about 2% on catalog circulation that was comparable to the prior six month period, due to an improvement in response rate.

   Product and delivery costs increased $5.6 million, or 21.4%, for the six months ended August 26, 1995, partially as a result of the higher sales level. In addition, these costs rose as a percentage of revenues from 44.2% in the prior six month period to 48.1% in the current period. Product profit margin declined because of higher markdowns, promotional strategies such as the Company's free gift program, and a greater percentage of revenues from lower margin sources such as the Company's Special Markets and outlet store divisions.

   Selling, general and administrative (SG&A) expenses increased $5.2 million, or 15.2%, for the six months ended August 26, 1995, as compared to the corresponding period of the prior year, mainly because of higher paper and postage costs. As a percentage of revenues, SG&A costs increased from 56.9% for the six months ended August 27, 1994 to 58.8% for the current six month period. The Company's average cost of producing and mailing one of its catalogs rose 17% in the current six month period compared to the same period last year. The rise in SG&A costs as a percentage of revenues was attributable to this trend; however, it was partially offset by an improvement in revenue generated per catalog.

   The results for the six month period ended August 26, 1995 reflect a non-recurring provision of $1.0 million for estimated costs of the Company's terminated merger with Freeman Spogli & Co. Incorporated, which is discussed more fully under "Financial Condition" below. The estimated costs consist principally of legal, accounting and filing fees.

   Interest income for the current six month period increased $.2 million from the corresponding period last year, due to higher interest rates. Interest expense for the six months ended August 26, 1995 decreased $.1 million as compared to the same period of the prior year, because loan repayments lowered the average debt balance.

   The effective income tax rate for the six months ended August 26, 1995 was 33%, as compared with 35% for the same period last year.

FINANCIAL CONDITION

   The Company's working capital ratio at August 26, 1995 was 3.80 to 1 as compared to 5.07 to 1 at February 25, 1995 and 3.87 to 1 at August 27, 1994. Due to the seasonality of the Company's business, the first half of the fiscal year has been a loss period, and a period of working capital demand in preparation for the peak selling season. The Company's working capital needs have been met with funds generated from operations.

   During the six months ended August 26, 1995, the Company used less funds for working capital needs than in the corresponding period last year. Due to higher revenues and the expansion of the Company's deferred billing program, the accounts receivable balance as of August 26, 1995 is higher than the corresponding period last year. Likewise, higher receivables from year-end were collected in the current period as compared with the same period last year. The Company spent more on future catalog editions than last year, due to the introduction of the Lillian Vernon's Kitchen catalog and because of higher paper costs. The higher level of inventory as compared to August 27, 1994 is attributable to a planned increase in sales for the remainder of the fiscal year.

   On June 13, 1995, the Company entered into a Merger Agreement with an affiliate of Freeman Spogli & Co. Incorporated. Pursuant to the Agreement, the Company would have been recapitalized through a merger transaction in which all of the shares of common stock of the Company, other than certain shares held by Lillian Vernon and David Hochberg, its principal stockholders, would have been converted into the right to receive $19 per share in cash. The Merger Agreement was terminated on September 18, 1995 when it was determined that financing for the transaction at the $19 per share price could not be obtained as a result of recent trends in the catalog industry, particularly the continued increase in paper prices, general uncertainty facing retailing and the Company's expectation that its net income would not reach projected levels for the 1996 fiscal year. The Company will continue to explore all potential business opportunities which will enhance stockholders' value.

   The Company will expend capital of approximately $36.8 million on a project to expand its 486,000 square foot National Distribution Center by an additional 335,000 square feet, and to enhance its order processing system in order to handle future growth. The expansion will begin in October 1995, and is anticipated to be completed in the summer of 1997, with the majority of the funds to be expended over this period. The Company believes that its internally generated cash, as well as its available borrowing capacity, will be sufficient to fund the project.

PART II.


                            OTHER INFORMATION
                            -----------------

Items 1, 2, 3, and 4 are not applicable and have been omitted.

Item 5. Other Information
-------
The Company will construct a 335,000 square foot addition to its existing 486,000 square foot National Distribution Center located in Virginia Beach, Virginia, as well as enhance its order processing system. The cost of the project is expected to total $36.8 million and is expected to be completed in the summer of 1997. The expansion will increase the Company's order processing and inventory storage capacity, to handle future growth.

Item 6.  Exhibits and Reports on Form 8-K
-------
Exhibit 11: Computation of Earnings (Loss) per Share Assuming Primary and Full Dilution

Reports on Form 8-K:

          - Filed June 22, 1995 - Item 5 - Other Events: Resignation of Registrant's President and Chief Operating Officer

          -  Filed June 27, 1995 - Item 1 - Change in Control of Registrant:
             Merger Agreement Between Registrant and VB Investment Corporation

          -  Filed September 19, 1995 - Item 1 - Change in Control of
             Registrant:
             Termination of Merger Agreement Between Registrant and VB Investment Corporation

                                       SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Lillian Vernon Corporation
                                      --------------------------
                                              (Registrant)





Date: October 6, 1995         By:     /s/ Susan N. Cortazzo
      ---------------                 --------------------------
                                      Susan N. Cortazzo
                                      Vice President, Controller
                                      Corporate Secretary