Form 10-Q
period 1995-11-25
LILLIAN VERNON CORP
filed 1996-01-09
CIK 818008

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549


  (Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended November 25, 1995.


                                        OR


        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from......to.........

                Commission file number 1-9637.



                        LILLIAN VERNON CORPORATION

        (Exact Name of Registrant as Specified in its Charter)

        Delaware                                   13-2529859
(State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)

        543 Main Street, New Rochelle, New York     10801
        (Address of principal executive offices)   (Zip Code)

                            914-576-6400
        (Registrant's telephone number, including area code)

                                N/A
 (Former name, former address and former fiscal year, if changed since last report)

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

9,758,544 Shares of Common Stock, $.01 par value, as of January 8, 1996.








                          LILLIAN VERNON CORPORATION


                                   Form 10-Q

                               November 25, 1995



Part I. Financial Information                               Page #
        Item 1.
        Consolidated Balance Sheets as of
        November 25, 1995, November 26, 1994
        (unaudited) and February 25, 1995
        (audited)                                              3

        Consolidated Statements of Income
        for the quarter and nine months ended
        November 25, 1995 and November 26, 1994
        (unaudited)                                            4

        Consolidated Statements of
        Cash Flows for the nine months ended
        November 25, 1995 and November 26, 1994
        (unaudited)                                            5


        Notes to Consolidated Financial
        Statements                                             6-7

        Item 2.
        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                          8-9


Part II. Other Information                                    10

Signatures                                                    11

Exhibits                                                      12



                                   Page 2 of 12






PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                LILLIAN  VERNON  CORPORATION  AND  SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS
                             (Dollars in thousands)


                                    November 25,   November 26,   February 25,
                                       1995            1994            1995
                                    ------------   -----------    ------------
                                           (Unaudited)              (Audited)
ASSETS
Current assets:
 Cash and cash equivalents               $8,939       $15,615        $38,779
 Accounts receivable                     33,039        29,819         21,482
 Merchandise inventories                 43,142        42,757         30,418
 Deferred income taxes                       --            --            331
 Prepayments and other current
  assets                                 16,424         9,599          7,495
                                    ------------   -----------    ------------
  Total current assets                  101,544        97,790         98,505

Property, plant and equipment,
  net (Note 1)                           29,530        29,347         29,587
Deferred catalog costs                   18,163        13,980          6,632
Other assets                              3,131         2,935          3,044
                                    ------------   -----------    ------------
  Total                                $152,368      $144,052       $137,768
                                    -----------    -----------    ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable and
  accrued expenses                      $24,362       $23,523        $14,056
 Customer deposits                        1,993         1,141            385
 Current portion of long-term debt
  and lease obligations                   1,443         1,413          1,420
 Income taxes payable                        --         1,471          3,576
 Deferred income taxes                    3,027         2,661             --
                                    ------------   -----------    ------------
  Total current liabilities              30,825        30,209         19,437

Long-term debt, less current
 portion                                  2,546         3,822          3,820
Capital lease obligations, less
 current portion                            386           554            515
Deferred compensation                     3,092         2,763          2,913
Deferred income taxes                       714         1,027            896
                                    ------------   -----------    ------------
  Total liabilities                      37,563        38,375         27,581
                                    ------------   -----------    ------------
Stockholders' equity:
 Preferred stock, $.01 par value;
  2,000,000 shares authorized; no
  shares issued and outstanding              --            --             --
 Common stock, $.01 par value;
  20,000,000 shares authorized;
  issued -9,976,537 shares,
  9,708,766 shares and 9,771,744
  shares                                    100            97             98
 Additional paid-in capital              26,816        22,288         23,300
 Retained earnings                       91,980        85,428         88,922
 Unearned compensation                       --           (13)            (2)
 Treasury stock, at cost -233,099
  shares, 139,404 shares and
  139,892 shares                         (4,091)       (2,123)        (2,131)
                                    ------------   -----------    ------------
  Total stockholders' equity            114,805       105,677        110,187
                                    ------------   -----------    ------------
  Total                                $152,368      $144,052       $137,768
                                    ------------   -----------    ------------


                  See Notes to Consolidated Financial Statements

                                   Page 3 of 12






                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                           Third Quarter Ended                 Nine Months Ended
                                     --------------------------------     --------------------------
                                      November 25,       November 26,     November 25,   November 26,
                                         1995                1994             1995           1994
                                      ------------       ------------     ------------   ------------
Revenues                                 $97,450             $91,923         $163,984       $151,584

Costs and expenses:
 Product and delivery costs               41,653              39,083           73,637         65,516
 Selling, general and administrative
 expenses                                 43,165              38,395           82,323         72,270
 Merger - related expenses (Note 2)           --                  --              950             --
                                      ------------       ------------     ------------   ------------
                                          84,818              77,478          156,910        137,786
                                      ------------       ------------     ------------   ------------
  Operating income                        12,632              14,445            7,074         13,798
Interest income                              109                 183              997            857
Interest expense                            (165)               (189)            (455)          (547)
                                      ------------       ------------     ------------   ------------
  Income before income taxes              12,576              14,439            7,616         14,108

Provision for (benefit from) income taxes:
 Current                                   3,195               3,112             (662)         1,821
 Deferred                                    955               1,660            3,175          2,835
                                      ------------       ------------     ------------   ------------
                                           4,150               4,772            2,513          4,656
                                      ------------       ------------     ------------   ------------
  Net income                              $8,426              $9,667           $5,103         $9,452
                                      ------------       ------------     ------------   ------------
Net income per common and common
 equivalent share                           $.86                $.98             $.52           $.95
                                      ------------       ------------     ------------   ------------
Net income per common and common
 equivalent share - assuming full
 dilution                                   $.86                $.98             $.52           $.95
                                      ------------       ------------     ------------   ------------
Weighted average number of common
 and common equivalent shares              9,749               9,881            9,721          9,930



                  See Notes to Consolidated Financial Statements
                                   Page 4 of 12









                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                         Nine Months Ended
                                                    ----------------------------
                                                    November 25,    November 26,
                                                        1995            1994
                                                    ------------    ------------
                                                           (Unaudited)
Cash flows from operating activities:
 Net income                                              $5,103        $9,452
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation                                            2,413         2,244
  Amortization                                              285           395
 (Increase) decrease in accounts receivable             (11,557)      (18,594)
 (Increase) decrease in merchandise inventories         (12,724)      (15,418)
 (Increase) decrease in prepayments and other
   current assets                                        (8,929)       (4,626)
 (Increase) decrease in deferred catalog costs          (11,531)       (9,749)
 (Increase) decrease in other assets                       (370)         (159)
 Increase (decrease) in trade accounts payable
  and accrued expenses                                   10,306         5,054
 Increase (decrease) in customer deposits                 1,608           912
 Increase (decrease) in income taxes payable             (3,576)       (2,720)
 Increase (decrease) in deferred compensation               179           450
 Increase (decrease) in deferred income taxes             3,176         2,889
                                                    ------------    ------------
  Net cash used in operating activities                 (25,617)      (29,870)
                                                    ------------    ------------
Cash flows from investing activities:
 Purchases of property, plant and equipment              (2,356)       (4,940)
                                                    ------------    ------------
  Net cash used in investing activities                  (2,356)       (4,940)
                                                    ------------    ------------
Cash flows from financing activities:
 Principal payments on long-term debt and
  capital lease obligations                              (1,380)       (1,361)
 Proceeds from issuance of common stock                   1,381           656
 Dividends paid                                          (2,044)       (1,815)
 Payments to acquire treasury stock                         (77)           --
 Other                                                      253            65
                                                     ------------    ------------
  Net cash used in financing activities                  (1,867)       (2,455)
                                                    ------------    ------------
  Net decrease in cash and cash equivalents             (29,840)      (37,265)
                                                    ------------    ------------
Cash and cash equivalents at beginning of period         38,779        52,880
                                                    ------------    ------------
Cash and cash equivalents at end of period               $8,939       $15,615
                                                    ------------    ------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                 $571          $718
  Income taxes                                            3,920         4,720


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


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):

                                     November 25,   November 26,   February 25,
                                         1995          1994            1995
                                     ------------   ------------   ------------
   Land and buildings                     $21,140        $19,741         $19,985
   Machinery and equipment                 22,801         20,920          21,840
   Furniture and fixtures                   3,158          2,884           3,033
   Leasehold improvements                   3,690          3,574           3,575
   Capital leases                           1,262          1,262           1,262
                                     ------------   ------------   ------------
    Total property, plant &
     equipment, at cost                    52,051         48,381          49,695

    Less, accumulated depreciation
     and amortization                      22,521         19,034          20,108
                                     ------------   ------------   ------------
   Property, plant and
    equipment - net                       $29,530        $29,347         $29,587
                                     ------------   ------------   ------------


2. TERMINATED MERGER WITH FREEMAN SPOGLI & CO. INCORPORATED

   On June 13, 1995, the Company entered into a Merger Agreement with an affiliate of Freeman Spogli & Co. Incorporated. Pursuant to the Agreement, the Company would have been recapitalized through a merger transaction in which all of the shares of common stock of the Company, other than certain shares held by Lillian Vernon and David Hochberg, would have been converted into the right to receive $19 per share in cash. The Merger Agreement was terminated on September 18, 1995 when it was determined that financing for the transaction at the $19 per share price could not be obtained as a result of recent trends in the catalog industry, particularly the continued increase in paper prices, general uncertainty facing retailing and the Company's expectation that its net income would not reach projected levels for the 1996 fiscal year. The costs of the terminated merger of $950,000 have been recorded in the nine-month financial statements. These costs consisted principally of legal, accounting and filing fees.

3. PER SHARE DATA

   Net income per share is computed by dividing net income for the period by the total number of weighted average shares outstanding and the weighted average number of common share equivalents outstanding (if such equivalent shares have a materially dilutive effect on the net income per share figure). The Company's common share equivalents are comprised of stock options issued to key employees and Directors. During the third quarter and nine month period ended November 26, 1994, the number of common share equivalents outstanding resulted in a materially dilutive effect on the net income per share computation. In the comparable periods this year, however, such common share equivalents did not result in material dilution, and therefore were not reflected in the net income per share calculation on the statement of income. See Exhibit 11.

4. RECLASSIFICATIONS

   Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED NOVEMBER 25, 1995

Revenues for the quarter ended November 25, 1995 were $97.5 million, an increase of $5.5 million, or 6.0%, over the quarter ended November 26, 1994. The increase in revenues was primarily attributable to approximately 11% higher average revenue per order. Incoming order volume was comparable to the same quarter last year on approximately 2% higher circulation; however, a number of orders received in late November were not shipped until the fourth quarter.

Product and delivery costs increased $2.6 million, or 6.6%, in the quarter ended November 25, 1995, as compared to the third quarter of the prior year. These costs also comprised a higher percentage of revenues, 42.7% in the quarter ended November 25, 1995, as compared to 42.5% in the quarter ended November 26, 1994. Product profit margin declined principally because of inventory liquidation, but also because of promotional strategies such as the Company's free gift program. Higher costs of fulfilling and shipping orders were offset by an increase in shipping and handling charges collected from customers.

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $4.8 million, or 12.4%, mainly because of higher paper and postage costs. As a percentage of revenues, SG&A costs increased from 41.8% in the quarter ended November 26, 1994 to 44.3% in the quarter ended November 25, 1995. Higher paper and postage costs reduced pretax income for the current quarter by approximately $5 million ($3 million after-tax). The Company's average cost of producing and mailing one of its catalogs rose 21% in the current quarter compared to the same quarter last year. The impact of the higher costs per catalog were partially offset by a 10% improvement in revenue generated per catalog.

Interest income for the quarter ended November 25, 1995 decreased $.1 million as compared to the third quarter of the prior year. The decrease was attributable to a lower investment balance. Interest expense for the quarter ended November 25, 1995 was slightly lower than the same period last year, due to debt repayments.

The effective income tax rate was 33% for both the quarter ended November 25, 1995 and the quarter ended November 26, 1994.

NINE MONTHS ENDED NOVEMBER 25, 1995

Revenues for the nine months ended November 25, 1995 were $164.0 million, an increase of $12.4 million, or 8.2 %, over the corresponding period of the prior year. The rise in revenues was primarily attributable to an increase of approximately 10% in the average revenue per order. Order volume and catalog circulation were comparable to the corresponding nine month period last year.

Product and delivery costs increased $8.1 million, or 12.4%, for the nine months ended November 25, 1995. In addition, these costs rose as a percentage of revenues from 43.2% in the prior nine month period to 44.9% in the current period. Product profit margin declined because of higher markdowns, promotional strategies such as the Company's free gift program, and a greater percentage of revenues from lower margin sources such as the Company's Special Markets and outlet store divisions.

Selling, general and administrative (SG&A) expenses increased $10.1 million, or 13.9%, for the nine months ended November 25, 1995, as compared to the corresponding period of the prior year, mainly because of higher paper and postage costs. As a percentage of revenues, SG&A costs increased from 47.7% for the nine months ended November 26, 1994 to 50.2% for the current nine month period. Higher paper and postage costs reduced pretax income for the current nine-month period by approximately $8 million ($5 million after tax).

The Company's average cost of producing and mailing one of its catalogs rose 18% in the current nine month period compared to the same period last year. The rise in SG&A costs as a percentage of revenues was attributable to this trend; however, it was partially offset by a 10% improvement in revenue generated per catalog. Higher paper and postage costs are expected to continue to negatively impact profits in the fourth quarter, and at least through the first half of fiscal 1997.


The results for the nine month period ended November 25, 1995 reflect a non-recurring provision of $950,000 for costs of the Company's terminated merger with Freeman Spogli & Co. Incorporated, which is discussed more fully under "Financial Condition" below. These costs consisted principally of legal, accounting and filing fees.

Interest income for the current nine month period increased $.1 million from the corresponding period last year, due to higher interest rates. Interest expense for the nine months ended November 25, 1995 decreased $.1 million as compared to the same period of the prior year, because loan repayments lowered the average debt balance.

The effective income tax rate for the nine months ended November 25, 1995 was 33%, the same as for the corresponding period last year.

FINANCIAL CONDITION

The Company's working capital ratio at November 25, 1995 was 3.29 to 1 as compared to 5.07 to 1 at February 25, 1995 and 3.24 to 1 at November 26, 1994. The Company's working capital needs have been met with funds generated from operations.

During the nine months ended November 25, 1995, the Company used less funds for working capital needs than in the corresponding period last year, despite increased accounts receivable from higher revenues and the expansion of the Company's deferred billing program. The Company also spent more on future catalog editions than last year, due to the introduction of the Lillian Vernon's Kitchen catalog and because of higher paper and postage costs. Capital expenditures were lower in the current period than last year because of the purchase of a building for additional warehousing and distribution capacity last year.

On June 13, 1995, the company entered into a Merger Agreement with an affiliate of Freeman Spogli & Co. Incorporated. Pursuant to the Agreement, the Company would have been recapitalized through a merger transaction in which all of the shares of common stock of the Company, other than certain shares held by Lillian Vernon and David Hochberg, its principal stockholders, would have been converted into the right to receive $19 per share in cash. The Merger Agreement was terminated on September 18, 1995 when it was determined that financing for the transaction at the $19 per share price could not be obtained as a result of recent trends in the catalog industry, particularly the continued increase in paper prices, general uncertainty facing retailing and the Company's expectation that its net income would not reach projected levels for the 1996 fiscal year. The Company will continue to explore all potential business opportunities which will enhance stockholders' value. On October 10, 1995, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock from time to time in the open market, subject to market conditions.

The Company is in the process of expanding its 486,000 square foot National Distribution Center by an additional 335,000 square feet. The Company believes that its internally generated cash, as well as its available borrowing capacity, will be sufficient to fund the project.

PART II.


                                 OTHER INFORMATION


Items 1, 2 and 3 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders

           On November 20, 1995, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results with respect to each such matter are summarized below:

           1. Election of two Directors for the term expiring at the 1998 Annual Meeting of Stockholders.

                                For                     Withheld
                                ---                     --------
William E. Phillips             8,017,073               1,082,750

Bert W. Wasserman               8,017,073               1,082,750

           2. Approval of the appointment of Coopers & Lybrand, LLP, as the independent auditors of the Company for the year ended February 24, 1996.

                        For             Against         Abstained
                        ---             -------         ---------
                        8,335,281       644,157         120,385


Item 5. Other Information

          On October 10, 1995, the Company announced that its Board of Directors had authorized the Company to purchase up to 1 million shares of its common stock. The shares would be purchased from time to time in the open market, subject to market conditions.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11:     Computation of Earnings per Share Assuming Primary and
                Full Dilution

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



                                    Lillian Vernon Corporation
                                           (Registrant)



Date:  January 8, 1996        By:   /S/  Susan N. Cortazzo
                                    Susan N. Cortazzo
                                    Vice President, Controller
                                    Corporate Secretary