Form 10-K
period 1996-02-24
LILLIAN VERNON CORP
filed 1996-05-23
CIK 818008

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(MARK ONE)
   [X]             FOR THE FISCAL YEAR ENDED FEBRUARY 24, 1996
                                             -----------------

                                    OR

   [ ]             FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 1-9637

                          LILLIAN VERNON CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                            13-2529859
(STATE OF INCORPORATION)                               (I. R. S. EMPLOYER
                                                        IDENTIFICATION NO.)

543 MAIN STREET. NEW ROCHELLE, NEW YORK       10801
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (914) 576-6400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                    ON WHICH REGISTERED

COMMON STOCK, PAR VALUE $.01 PER SHARE.                AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES   [X]    NO    [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENT, INCORPORATED BY REFERENCE IN PART III OF THIS
FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE FOR THE VOTING STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE) ON MAY 15, 1996 WAS APPROXIMATELY $77,033,188.

AS OF MAY 15, 1996, THERE WERE 9,617,366 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

PART III IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S PROXY STATEMENT PURSUANT TO REGULATION 14A, COVERING THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JULY 18, 1996.

                   THE INDEX TO EXHIBITS APPEARS ON PAGE 20.

                          LILLIAN VERNON CORPORATION/

                      FISCAL 1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I
                                                                        Page

ITEM 1.  Business....................................................      1

ITEM 2.  Properties..................................................      8

ITEM 3.  Legal Proceedings...........................................      9

ITEM 4.  Submission of Matters to a Vote of
         Security Holders............................................      9


                                    PART II

ITEM 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters.................................     10

ITEM 6.  Selected Financial Data.....................................     11

ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............     12

ITEM 8.  Financial Statements and Supplementary Data.................     17

ITEM 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure. . .  ...............     17


                                   PART III

ITEM 10. Directors and Executive Officers of the
         Registrant..................................................     18

ITEM 11. Executive Compensation......................................     18

ITEM 12. Security Ownership of Certain Beneficial
         Owners and Management.......................................     18

ITEM 13. Certain Relationships and Related Transactions..............     18


                                    PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and
         Reports on Form 8-K.........................................     19

                                    PART I



ITEM 1.   BUSINESS



General


          Lillian Vernon Corporation (the "Company") is a direct mail specialty catalog company concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products. The Company, a predecessor of which was founded in 1951, seeks to provide customers with reasonably priced products that can be differentiated from competitive products either by design, price or personalization. In fiscal 1996, the Company published 27 catalog editions, and mailed over 179,000,000 catalogs to past and prospective customers.

          The Company has developed a proprietary customer data base containing information about its customers, including such data as order frequency, size and date of last order, and type of items purchased. These and other factors are analyzed by computer to rank and segment customers to determine those most likely to purchase products offered in the Company's catalogs. The data base contains information with respect to approximately 18,600,000 people, approximately 3,400,000 of whom have placed orders with the Company during the last fiscal year. The Company derives a small portion of its revenue from the rental of its customer list to direct mail marketers and other organizations. The Company also has a Special Markets division, which makes sales of premium and incentive products, and sells to the wholesale market. The Company also operates a chain of outlet stores which offers Lillian Vernon merchandise.

          The following table reflects the Company's history in the areas of circulation of its catalogs, number of orders received and average revenue per order received, over the last five fiscal years.

                                        Fiscal Years Ended
                  ------------------------------------------------------------
                  February     February     February     February     February
                  29, 1992(1)  27, 1993     26, 1994     25, 1995     24, 1996
                  --------     --------     --------     --------     --------

Number of
catalogs
mailed (000's)
(2)                137,949      140,999      150,846      179,424      179,539

Number of
catalog
editions                18           20           22           26           27

Number of
orders received
(000's)              4,286        4,405        4,602        4,940        4,903

Average revenue
per order
received (3)        $39.01       $40.09       $42.86       $44.61       $49.31


Catalogs and Products

          The Company's catalogs are designed to capture the reader's interest through the use of distinctive covers, colorful product presentations and product descriptions that highlight significant features. The catalogs are created and produced by the Company's in-house creative staff, which includes designers, writers and production assistants. The Company also hires free-lance designers and photographers, as needed. The combination of in-house and free-lance staff enables the Company to maintain both quality control and flexibility in the production of its catalogs.

          The Company varies the quantity of its catalog mailings based on the selling season, anticipated revenue per catalog and its capacity to process and fill orders.  In fiscal 1996, the Company produced 27 different catalog editions.
- --------------------

(1)       This fiscal year was comprised of 53 weeks.

(2) "Number of catalogs mailed" includes catalog circulation to the extent that related orders are received in that fiscal year.

(3) "Average revenue per order received" is not reduced for refunds, nor does it include shipping and handling or applicable state sales tax remittance.

The following table provides a breakdown of the various catalogs mailed, and information regarding the range of pages and product offerings in each:

                                                                 No. of
                                      No. of         No. of      Products
Catalog Title                        Editions        Pages       Offered
- -------------                        --------        ------      --------
Lillian Vernon
Catalog-Spring                          5            84-96       550-650

Lillian Vernon
Catalog-Fall                            5            96-120      650-850

Private Sale                            5            84-96       400-500

Lilly's Kids                            4            44-80       200-400

Christmas Memories                      3            48-64       250-350

Welcome To An
Organized Home                          2            48-60       350

Lillian Vernon's
Kitchen                                 2            48          350

Personalized Gifts                      1            48          450


          Merchandise offered by the Company includes gifts, holiday products, toys and children's products, personal and home accessories, kitchen and houseware products, gardening and outdoor products. The Company employs a staff of experienced buyers, who seek reliable sources for what the Company believes to be unique, quality merchandise. The buyers attend numerous domestic and international trade and merchandise shows, study merchandising trends and review the performance of merchandise previously offered. The Company also uses both its creative staff and free-lance artists to develop distinctive designs for many of its products, which the Company copyrights and has manufactured to its specifications. The Company provides free monogramming and full name personalization on many of the products it sells. In the past fiscal year, products which can be personalized or which were manufactured to the Company's exclusive design specifications accounted for about half of the items offered by the Company.

          Private Sale catalogs are primarily used to sell merchandise overstocks and deleted products, and are generally mailed only to customers on the Company's data base.

          The Company's Lilly's Kids catalogs feature toys, games, baby products, room decor and fashion accessories for children.

          The Company's Christmas Memories catalogs are targeted to the Christmas season and offer ornaments, holiday decor, gifts, cards and many unique and exclusive products.

          The Company's Welcome To an Organized Home catalogs offer a variety of home decor, organizational products and housewares.

          The Company's Personalized Gifts catalogs primarily features gift items, all offered with available personalization.

          Lillian Vernon's Kitchen catalogs offer products which include cookware, dinnerware, gourmet accessories, cutlery, glassware, flatware and gifts, many of them exclusive to this catalog.

          All products sold, including personalized products, are unconditionally guaranteed. An unsatisfied customer may return any product, even if personalized, for any reason. The dollar value of refunds requested by customers under the guarantee in fiscal 1996 was approximately 4.4% of revenues.

          The Company purchases its products from approximately 1,000 suppliers. Approximately 77% of the items sold by the Company are purchased abroad, predominantly from manufacturers located in Taiwan, Hong Kong, the Peoples' Republic of China, Italy, India and Germany. Most purchase orders are denominated in U.S. dollars. Although no manufacturer is individually material to the Company's operations, the Company buys significant quantities through several Far East trading companies which utilize multiple manufacturers. Also, the Company buys approximately 8% of its purchases through one Far Eastern buying agent, which acts as the Company's representative in its dealings with many different manufacturers in the Peoples' Republic of China and Hong Kong. As a result of its reliance upon foreign suppliers, the Company is subject to the risks of doing business abroad. To date, the Company has experienced no material disruptions.

Marketing

          The Company maintains a proprietary customer data base containing information with respect to approximately 18,600,000 customers, gift recipients and people who have requested its catalogs, approximately 3,400,000 of whom have placed orders with the Company during the last fiscal year. In addition, the Company rents from and exchanges lists or specific portions of lists with direct marketers and other organizations in an attempt to gain new customers. Over 179,000,000 catalogs were mailed in fiscal 1996, of which approximately 78% were mailed to people whose names were in the Company's proprietary data base and approximately 22% were mailed to prospects derived from rented lists.

          The Company believes that its ability to analyze its computerized data base, as well as rented lists, and to select recipients for a particular mailing are significant factors in its growth. The Company analyzes various factors (e.g., frequency of order, date of last order, order size, type of products purchased and demographic data) to rank its customer and prospect groups in order to target its catalog mailings to those most likely to purchase its merchandise. The Company updates its data base to include new customers and eliminate non-responders. The Company does not engage in unresearched, speculative mailings.

List Rental

          The Company derives a small portion of its revenue from the rental of its data base to direct mail marketers and other organizations, and from the placement of advertisements for other companies' products in its outgoing packages.

Order Fulfillment and Distribution

          Orders for merchandise are received by mail, telephone, fax, and via the Internet. All orders are received and processed at the Company's National Distribution Center in Virginia Beach, Virginia. Customer service operations are also conducted at this facility. The Company receives telephone credit card orders on a 24-hour basis, seven days a week, with orders generally entered directly into the computer. Mail orders are opened, compared to payments, batched and entered into computer terminals. The Company uses its own data processing personnel to enter mail and telephone orders, as well as service bureaus to enter telephone orders on an as- needed basis. During fiscal 1996, the Company continued upgrading its computer capacity to enable it to handle an increase in telephone orders.

          All orders are processed, packed and shipped at the Company's National Distribution Center. Approximately 48% of customer orders are shipped by United Parcel Service, with nearly all other orders being sent by the U.S. Postal Service. The Company also offers Federal Express delivery as an option to its customers, for an extra charge.

          The Company's National Distribution Center, a 486,000 square foot facility located in Virginia Beach, Virginia, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. All of the Company's distribution, and a majority of its warehousing activities, are conducted at this facility. The National Distribution Center is operated on a five-day-a-week basis, except during the Holiday season, when, depending upon demand, it may operate on a six or seven-day-a-week, three-shift basis. Personalization of products is done at the Company's National Distribution Center. The Company also owns a 154,000 square foot building in Virginia Beach used for additional distribution and warehousing space, and utilizes public warehouse space as needed.

          The Company is in the process of expanding its National Distribution Center by approximately an additional 335,000 square feet, with completion of the building expansion expected by the late summer of 1996. The Company continually assesses the need to upgrade the capacity of its distribution facilities. (See "Management's Discussion of Financial Condition and Results of Operations.")

Paper and Mailing Costs

          The Company expends significant amounts on paper in the production of its catalogs. The Company also uses substantial amounts of packing supplies and corrugated paper for boxes in which it ships its products. In fiscal 1996, the Company spent approximately $32.2 million in total paper costs and approximately $56.8 million in mailing catalogs and packages to its customers. In recent years, the U.S. Postal Service has increased its rates for both the mailing of catalogs and packages. In January 1995, the U. S. Postal Service increased the postage rate paid by the Company by 14%. United Parcel Service has also increased its rates, with increases occurring in February of 1994, 1995 and 1996. The price of paper is dependent upon supply and demand in the marketplace. In fiscal 1996, the supply was extremely tight, and the price of paper rose significantly, increasing the Company's cost of doing business. While the Company has been able to recover a portion of these cost increases through an increase in shipping and handling charges, a reduction in the dimensions and weight of the catalogs, circulation adjustments and improved efficiencies in shipping, the Company's fiscal 1996 earnings have been negatively affected by the higher costs of paper and postage. While the Company cannot estimate the magnitude of future paper and postage increases or decreases, it will impact the Company's future earnings. (See "Management's Discussion of Financial Condition and Results of Operations.")

Merchandise Overstocks

          The Company sells its overstocks to its customers at reduced prices, primarily through its Private Sale catalogs and, to a lesser extent, through its outlet stores and through special offers made to customers placing orders by telephone.

Seasonality

          The Company's business is seasonal. Historically, a substantial portion of the Company's revenues and net income have been realized during its third and fourth fiscal quarters, which encompass the period September through February. Revenues and net income have been lower during its first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with the mail order and retail industries. Further discussion of the effect of seasonality upon revenues and income is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Government Regulations

          The Company must comply with Federal, state and local laws affecting its business. In particular, the Company is subject to Federal Trade Commission regulations governing the Company's advertising and trade practices and Consumer Product Safety Commission regulations governing the standards its products, particularly toys, must meet. While the Company believes it is presently in compliance with such regulations, in the event of noncompliance, the Company may be subject to cease and desist orders, injunctive proceedings, civil fines and other penalties. To date, such governmental regulations have not had a material adverse effect on the Company. On occasion, products offered by the Company have been subject to voluntary recall; however, no such recall has had a material adverse effect on the Company.

          The United States and the other countries in which the Company's products are manufactured may, from time to time, impose new or adjust existing quotas, duties, tariffs or other restrictions, with the result that the Company's operations and its ability to continue to import merchandise at required levels could be adversely affected. The Company cannot now predict the likelihood of any such events occurring or the effect on its business of any such event.

          In the past, various states had taken action to require mail order retailers to collect sales tax from residents in their states, even if the only contact with such states is the mailing of catalogs into the states. On May 26, 1992, the Supreme Court ruled that state governments could not require out of state mail order companies to collect and remit sales and use taxes without Congressional authorization. Since that time, bills have been introduced in Congress which would allow states to impose sales tax collection responsibility upon mail order companies. Management is unable to predict the likelihood of Congress passing this or similar legislation, and whether the Company will, in the future, be required to collect sales and use taxes in the various states. The collection of sales tax by mail order companies could have an adverse effect on the Company's competitive position by increasing both its cost of doing business and the effective price of its products to its customers. Although the Company believes the aforementioned adverse effect will not be of a material nature, the Company is unable, at this time, to predict the impact of the collection of sales tax on its financial position and results of operations. The Company does not expect that the collection of sales tax would have a material effect on its liquidity.

Trademarks and Copyrights

          The Company has federally registered service marks and/or logos for "Lillian Vernon" and many of its catalog titles. In the opinion of the management of the Company, the service mark "Lillian Vernon" is of significant value because of its market recognition as a result of many years of use and the significant quantity of catalogs circulated.

          The Company also possesses numerous copyrights and/or trademarks on its products, none of which individually is material to the Company.

Employees

          As of February 24, 1996, the Company and its subsidiaries employed approximately 1,350 employees. The Company also uses the services of various consultants, service bureaus and freelance and temporary employees. During the peak Holiday season, the Company employs approximately 3,500 employees including seasonal employees working in the telephone order, order processing and distribution areas. Employees are not covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Competition

          The retail business in general, and mail order in particular, is highly competitive. The Company competes primarily with other mail order catalogs and secondarily with retail stores, including specialty shops and department stores, many of which have substantially greater financial resources than the Company. The Company competes on the basis of its product selection, personalization, its proprietary customer list, the quality of its customer service and its unconditional guarantee. Although the Company attempts to market products not available elsewhere, many products similar to those marketed by the Company can be purchased through other mail order catalogs or in retail stores.

ITEM 2.   PROPERTIES

          The Company's corporate headquarters and administrative offices are located in a 41,000 square foot building in New Rochelle, New York. This facility is leased from David C. and Fred P. Hochberg, under a net sub-lease expiring on July 30, 1998, with a present annual net rental of $429,788. David
C. Hochberg is an officer, director and a principal stockholder of the Company. Fred P. Hochberg, a former officer and director, is a principal stockholder of the Company. The terms of such net lease provide that the Company is also responsible for the payment of all real estate taxes, insurance and other expenses associated with the operation and maintenance of the premises, including structural repairs.

          The Company's National Distribution Center, a 486,000 square foot building, is located on approximately 52 acres in Virginia Beach, Virginia. The facility, which became fully operational during the summer of 1988 and was expanded in 1992, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. All distribution and the majority of its warehousing activities, as well as mail order processing, customer service and telemarketing activities, are conducted at the Virginia Beach facility. The Company financed the construction and equipment for this facility primarily through borrowings from various financial institutions. See
Note 6 to Financial Statements.

                 The Company is presently expanding its National Distribution Center by an additional 335,000 square feet. It is expected that this building expansion will be completed by the late summer of 1996. The Company is financing the construction and equipment for this expansion primarily through bank financing. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

          The Company also owns a 154,000 square foot building in Virginia Beach which it utilizes for additional distribution and warehousing space.

          The Company leases eleven retail locations, which serve as outlet stores, in the states of Virginia, New York and Delaware. The typical retail store is approximately 3,000 square feet, with leases expiring from fiscal 1997 through fiscal 2003, and various renewal options through fiscal 2008.

          The Company intends to lease additional outlet store locations on a short-term basis, particularly during the holiday season.

          The Company believes that its facilities are adequate and that its properties are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

          Other than ordinary routine litigation incidental to its business, no legal proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any Director or Officer of the Company in his or her capacity as such. See "Government Regulations" for additional discussion.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the American Stock Exchange (symbol: LVC). The following table sets forth the high and low sales prices for each quarterly period for the two most recent years. The stock prices are rounded to the nearest 1/8 point.

Quarter Ended                        High                       Low
- -------------                        ----                       ---
May 28, 1994                         22 5/8                    17
August 27, 1994                      20 1/4                    17 1/4
November 26, 1994                    20 1/4                    15 5/8
February 25, 1995                    18 1/8                    14 1/2
May 27, 1995                         22 1/4                    17 1/4
August 26, 1995                      20 3/4                    16 3/8
November 25, 1995                    17 1/8                    13 1/8
February 24, 1996                    14 3/4                    12 7/8

          As of May 15, 1996, there were 420 registered holders of the Company's Common Stock.

          The Company has paid quarterly cash dividends on its common stock since an initial quarterly dividend of five cents ($.05) per share was paid in May of 1992. Since September 1, 1994, a quarterly dividend of seven cents ($.07) per share has been paid to stockholders. The Board of Directors intends to continue to declare and pay a quarterly cash dividend. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

          On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of May 15, 1996, the Company has purchased 247,000 shares at a total cost of approximately $3.4 million.

ITEM 6.   SELECTED FINANCIAL DATA




                                              Fiscal Years Ended
                          --------------------------------------------------------------
                          February     February     February     February     February
                          24, 1996     25, 1995     26, 1994     27, 1993     29,1992(1)
                          --------     --------     --------     --------     ----------

Operating Results
(000's)

Revenues.............     $238,192     $222,211     $196,331     $172,932     $162,397
Income before income
  taxes..............        8,425       19,134       19,495       16,323       14,319
Net income ..........        5,729       13,620       12,772       10,773        9,493

Per Share
Net income..........      $    .59     $   1.38     $   1.35     $   1.15     $   1.02
Book value..........         11.75        11.44        10.22         9.07         8.10
Dividends...........           .28          .26          .20          .20         ---

Financial Position At
Year End (000's)

Cash and cash
  equivalents........     $ 25,771     $ 38,779     $ 52,880     $ 51,063     $ 43,540
Working capital .....       76,721       79,068       72,665       59,698       56,475
Total assets.........      136,385      137,768      130,937      115,040      104,561
Long-term
  obligations (2)....        4,335        5,755        7,150        8,525       12,505
Stockholders' equity       113,193      110,187       97,255       85,104       75,507

Average shares
outstanding
(000's) ............         9,713        9,892        9,448        9,355        9,310


- --------------------

(1) This fiscal year was comprised of 53 weeks.
(2) Includes current installments and long-term portions of debt and capital lease obligations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues. The table reflects certain reclassifications made to conform to the current year's presentation.

                                               Fiscal Years Ended
                                       -------------------------------
                                       February    February   February
                                       24, 1996    25, 1995   26, 1994

Revenues.............................    100.0%      100.0%     100.0%

Costs and expenses:
 Product and delivery costs..........    (46.1)      (44.2)     (42.8)
 Selling, general and
  administrative expenses............    (50.3)      (47.4)     (47.3)
                                         ------      ------     ------
  Operating income...................      3.6         8.4        9.9
Interest income......................      0.6         0.5        0.5
Interest expense.....................     (0.3)       (0.3)      (0.5)
Merger-related expenses..............     (0.4)         -          -
                                         ------      ------     ------
 Income before income taxes..........      3.5         8.6        9.9
Provision for income taxes...........     (1.1)       (2.5)      (3.4)
                                         ------      ------     ------

Net income...........................      2.4%        6.1%       6.5%
                                         ------      ------     ------

Fiscal 1996 and Fiscal 1995

         Revenues for fiscal 1996 were $238.2 million, an increase of $16.0 million, or 7.2%, over fiscal 1995. The increase in revenues was primarily attributable to an increase of approximately 10.5% in the average revenue per order. The volume of orders shipped decreased by approximately 1%. Catalog circulation was approximately 1% higher than in fiscal 1995.

         Product and delivery costs of $109.9 million increased $11.6 million, or 11.8% in fiscal 1996 as compared to fiscal 1995. As a percentage of revenues, these costs increased from 44.2% in fiscal 1995 to 46.1% in fiscal 1996. Gross margin percentage on products sold declined because a greater portion of sales came from lower margin sources. Also, the Company expanded its free gift promotion in fiscal 1996, which contributed to an increase in the cost of goods sold, and the decline in gross margin. Gross margin also declined in the Company's outlet stores due to more in-store promotions, and in the Special Markets division, which primarily sells to other businesses. The Company's cost of order fulfillment rose in fiscal 1996 principally because of increases in the costs of packaging materials, postal and UPS rates, as well as additional costs caused by physical constraints of the Company's Distribution Center. A backlog of unshipped orders resulted in additional costs for expedited delivery before Christmas, and for related customer service inquiries. The Distribution Center is presently being expanded. The increase in fulfillment costs was largely offset by an increase in the shipping and handling fees charged to customers. After the effect of these product and delivery cost increases, higher sales contributed $4.4 million more toward catalog costs and overhead, as compared to fiscal
1995.

         Selling, general and administrative ("SG&A") expenses were $119.6 million in fiscal 1996, compared to $105.2 million in fiscal 1995, an increase of $14.4 million, or 13.7%. The largest component of these expenses are the costs of producing, printing and distributing the Company's catalogs. As a percentage of revenues, SG&A expenses increased from 47.4% in fiscal 1995 to 50.3% in fiscal 1996, driven by a rise in the ratio of catalog costs to revenues. Both the dollars and percentage of revenues rose principally because of higher paper prices and U.S. Postal rates. Although the Company employed a variety of techniques to reduce its costs, such as changes in circulation, page counts, and paper weight, higher paper and postal costs negatively impacted fiscal 1996 pretax earnings by approximately $12 million. The Company achieved higher revenue per catalog in fiscal 1996, which offset a portion of the increase as a percentage of revenues. Other elements of SG&A besides catalog costs declined as a percentage of revenues.

         While paper prices have begun to moderate and in some cases decline, the Company expects that its earnings will be negatively affected by higher paper prices through the first half of fiscal 1997 as compared to fiscal 1996, due to the flow-through of paper inventory in both periods. U.S. Postal rates are not expected to rise in fiscal 1997, and in fact, the Company expects to experience a small reduction in postage costs in the second half of fiscal 1997 due to a recently-enacted postal reclassification regulation. The Company will also continue to manage its circulation strategy, catalog page count, and merchandise mix with a goal of achieving maximum revenue per catalog, thereby improving the ratio of selling costs to revenues.

         Interest income in fiscal 1996 was $1.3 million, as compared to $1.2 million in fiscal 1995. The increase of $.1 million was the result of higher interest rates. The average investment balance declined in fiscal 1996 principally because of higher expenditures required for catalog costs. Interest expense declined by $.1 million in fiscal 1996 as compared to fiscal 1995 because of scheduled debt repayments.

         Fiscal 1996 earnings reflect a non-recurring pretax charge of $921,000 for the costs of a terminated merger agreement. See
"Liquidity and Capital Resources".

         The Company's effective income tax rate in fiscal 1996 was 32.0% as compared to 28.8% in fiscal 1995. The fiscal 1995 effective tax rate was reduced by a favorable settlement of an outstanding tax matter, and the related reversal of tax reserves not ultimately needed. See Note 2 to Financial Statements.

Fiscal 1995 and Fiscal 1994

         Revenues for fiscal 1995 were $222.2 million, an increase of $25.9 million, or 13.2%, over fiscal 1994. The increase in revenues was primarily attributable to an increase of approximately 8% in the volume of orders shipped and approximately 4% in the average revenue per order. Catalog circulation was approximately 18% higher than in fiscal 1994.

         Product and delivery costs of $98.3 million increased $14.2 million, or 16.9%, in fiscal 1995 as compared to fiscal 1994. The increase was primarily attributable to the higher volume of orders, as well as higher telephone charges and labor costs from implementing a toll-free 800 telephone number. As a percentage of revenues, these costs increased from 42.8% in fiscal 1994 to 44.2% in fiscal 1995, principally due to the 800-number costs. Gross profit on products sold declined slightly because a greater amount of overstocked and discontinued merchandise was sold at discounted prices through the Company's outlet stores and through promotions to customers.

         Selling, general and administrative ("SG&A") expenses were $105.2 million in fiscal 1995, compared to $92.8 million in fiscal 1994, an increase of $12.4 million, or 13.4%. The rise in SG&A costs in fiscal 1995 principally reflected an 18% increase in catalog circulation. As a percentage of revenues, SG&A expenses increased from 47.3% in fiscal 1994 to 47.4% in fiscal 1995, driven by a rise in the ratio of catalog costs to revenues. This was partially offset by the relatively fixed nature of SG&A costs compared to the higher revenue level. While the Company's cost of producing and mailing one of its catalogs remained relatively constant year-to-year, catalog costs rose as a percentage of revenues in fiscal 1995 because of lower average revenue per catalog mailed. The Company increased its catalog circulation to prospect for new customers and to contact inactive customers, especially in view of a January 1995 postal rate increase. These mailings included less active segments of its customer data base, whose lower response reduced the overall revenue per catalog.

         Interest income in fiscal 1995 was $1.2 million, as compared to $.9 million in fiscal 1994. The increase of $.3 million was principally caused by higher interest rates. Interest expense declined by $.1 million in fiscal 1995 as compared to fiscal 1994 because of scheduled debt repayments.

         The Company's effective income tax rate in fiscal 1995 was 28.8% as compared to 34.5% in fiscal 1994, principally due to the favorable settlement of an outstanding tax matter, and the related reversal of tax reserves not ultimately needed. See Note 2 to Financial Statements.

Seasonality

         The Company's business is seasonal. Historically, a substantial portion of the Company's revenue and net income has been realized during the third and fourth fiscal quarters, which encompass the period September through February. Revenue and net income have been lower during the first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with the mail order and retail industries.

         Because of slower demand for its products in the first half of its fiscal year, the Company incurred a cumulative net loss during the first six months of fiscal 1996, 1995, and 1994. Due to these seasonal factors, as well as to the effect of higher paper costs that were discussed earlier, management expects to incur a loss for the first half of fiscal 1997 as well.

Liquidity and Capital Resources

         The Company's balance sheet and liquidity are strong. At the end of fiscal 1996, cash and cash equivalents totalled $25.8 million; the current ratio was 5.6:1; stockholders' equity totalled $113.2 million; and debt obligations (including current maturities) represented 3.8% of equity.

         In fiscal 1996, the Company utilized $1.2 million of cash for operating activities, including a net cash outflow of $6.7 million principally because of increases in prepaid catalog costs. The rise in prepaid catalog costs was due to higher paper costs and a greater level of paper inventory as of February 24, 1996. The Company used $1.4 million of funds for debt repayments, and generated $1.4 million from the sale of common stock through its employee stock option and purchase plans.

         Capital spending in fiscal 1996 totalled $7.7 million. Expenditures of $4.5 million were made as part of the expansion of the Company's National Distribution Center. The first phase of the project, consisting principally of a 335,000 square foot expansion of the building, and related warehouse, shipping and computer equipment, is expected to cost approximately $16 million (including the fiscal 1996 expenditures), and is anticipated to be completed in the late summer of 1996. The Company will then assess the magnitude and timing of further phases of the project to expand the capacity of the National Distribution Center. The other major capital expenditures in fiscal 1996 were made to upgrade the Company's computer equipment and its distribution center machinery and equipment.

         The Company has an agreement with Crestar Bank for a revolving line of credit, convertible into a five year term loan, of up to $10 million, bearing interest at the prime rate. The Company's total available credit facilities are currently $15 million. No amounts have been drawn down under these agreements in fiscal 1995 or 1996.

         The Company has received a commitment from Chemical Bank to provide a $40 million four-year revolving credit facility, which can be used to finance working capital needs, the expansion of the National Distribution Center, and up to $10 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest will be payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility will be unsecured, and the Company will be subject to financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The Company expects to finalize this facility in June 1996, which will replace the existing credit facilities described above.

         The Company has paid quarterly cash dividends since May 1992, increased its quarterly dividend from $.05 to $.07 per share in September 1994, and anticipates continuing to pay cash dividends to its stockholders in the future. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements, and other relevant factors. Dividends in fiscal 1996 totalled $2.7 million, or $.28 per share.

         On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of February 24, 1996, the Company had purchased 124,800 shares at a total cost of $1.7 million.

         On June 13, 1995, the Company entered into a Merger Agreement with an affiliate of Freeman Spogli & Co., Incorporated. Pursuant to the Agreement, the Company would have been recapitalized through a merger transaction in which all of the shares of common stock of the Company, other than certain shares held by Lillian Vernon and David Hochberg, would have been converted into the right to receive $19 per share in cash. The Merger Agreement was terminated on September 18, 1995, when it was determined that financing for the transaction at the $19 per share price could not be obtained.

         The Company believes that its cash flow from operations, current investment balance, and credit facilities will be sufficient to meet its operating needs.

Effects of Inflation and Foreign Exchange

         The Company is generally able to reflect cost increases and decreases resulting from the effects of inflation and foreign currency fluctuations in its selling prices. In addition, most foreign purchase orders are denominated in U.S. dollars. Accordingly, the results of operations for the periods discussed have not been significantly affected by these factors.

Recently Issued Accounting Standards

         In the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Value of Financial Instruments". The fair value of the Company's financial instruments does not materially differ from their carrying values.

         The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation arrangements. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company plans to implement the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", in fiscal 1997 and retain its current accounting method for stock-based employee compensation.

         For its fiscal year ended February 1995, the Company adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". This statement did not have a material effect on the Company's financial statements.

         The Company adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes", in the first quarter of fiscal 1994. The provisions of this statement did not have a material effect on the Company's financial statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                  The information required by these Items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A with the Commission, not later than 120 days after the end of the fiscal year, which information is herein incorporated by reference as if set out in full.

                                    PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                  ON FORM 8-K

         (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report on pages F-1 through F-16.

         (a)(1)  Consolidated Financial Statements


- -Balance Sheets - February 24, 1996 and February 25, 1995. . . F- 2
- -Statements of Income for the three Fiscal Years ended
 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . F- 3
- -Statements of Stockholders' Equity for the three
 Fiscal Years ended 1996, 1995 and 1994 . . . . . . . . . .  . F- 4
- -Statements of Cash Flows for the three Fiscal Years
 ended 1996, 1995 and 1994  . . . . . . . . . . . . . . . . .  F- 5
- -Notes to Financial Statements . . . . . . . . . . . . . . . . F- 6
- -Report of Independent Accountants . . . . . . . . . . . . . . F-16

         (a)(2) Schedules

All schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

         (b)      Reports on Form 8-K.

                  No Form 8-K reports have been filed by the Registrant during the last quarter of the period covered by this report.

         (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NO.                DESCRIPTION                                  PAGE

2.1            -Plan and Agreement of Merger dated
                June 29, 1987 between Lillian Vernon
                Corporation, a New York corporation,
                and the Company.....................................     (1)
2.2            -Certificate of Ownership and Merger
                between Lillian Vernon Corporation
                and the Company filed in Delaware...................     (1)
2.3            -Certificate of Merger between Lillian
                Vernon Corporation and the Company
                filed in New York...................................     (2)
3.1            -Certificate of Incorporation with
                Amendments of Lillian Vernon
                Corporation.........................................     (2)
3.2            -By-Laws of Lillian Vernon Corporation...............     (1)
4.3            -Right of First Refusal Agreement among
                Lillian M. Katz, Fred P. Hochberg,
                David C. Hochberg and the Company...................     (1)
10.1           -Amended and Restated Lillian Vernon
                Corporation Profit Sharing Plan ....................     (12)
10.2           -Employees' Pension Plan.............................     (1)
10.3           -1987 Performance Unit, Restricted
                Stock, Non-Qualified Option and
                Incentive Stock Option Plan.........................     (1)
10.4           -Employee Stock Purchase Plan .......................     (1)
10.5           -First Amendment to Employment Agreement
                with Lillian Vernon, formerly
                Lillian M. Katz.....................................     (7)
10.6           -Executive Deferred Compensation
                Agreement and first amendment
                thereto with Lillian Vernon,
                formerly Lillian M. Katz............................     (8)
10.7           -Employment Agreement with Fred P.
                Hochberg............................................     (1)
10.8           -Second Amendment to Deferred
                Compensation Agreement with Fred P.
                Hochberg............................................     (9)
10.9           -Second Amendment to Deferred
                Compensation Agreement with
                David C. Hochberg...................................     (10)
10.10          -Industrial Development Bond and
                Guaranty among the New Rochelle
                Industrial Development Agency,
                Bankers Trust, Fred P. Hochberg,
                David C. Hochberg, the Company and
                others..............................................     (1)
10.11          -Industrial Development Bond, Series B,
                Acknowledgment of Assignment of
                Interest in the Lease and Guaranty
                and Sale Agreement among the Port
                Chester Industrial Development Agency,

               Bankers Trust, Fred P. Hochberg, David
               C. Hochberg, the Company and others..................     (1)
10.12         -Form of Indemnification Agreement with
               officers and directors...............................     (1)
10.13         -Hochbergs' Release of Company re:
               Port Chester Distribution Center.....................     (1)
10.14         -Lease for Company's facility at
               New Rochelle, New York...............................     (1)
10.15         -Lease for Company's facility at
               Port Chester, New York...............................     (1)
10.16         -Lease for Company's facility at
               Elmsford, New York...................................     (1)
10.17         -Trademark Registrations for Lillian
               Vernon Corporation - Service Mark
               and Logo.............................................     (1)
10.18         -Loan Agreement with Crestar Bank
               and related documents................................     (3)
10.19         -Note Purchase Agreement between the
               Company and Northwestern National Life
               Insurance Co., Farm Bureau Life
               Insurance Co. of Michigan, FB Annuity
               Corp., and Farm Bureau Mutual Insurance
               Co. of Michigan and related Promissory
               Notes dated September 9, 1988........................     (4)
10.20         -Note Purchase Agreement between the
               Company and Northern Life Insurance Co.,
               Commercial Union Life Insurance Co.
               of America, Life Insurance Co. of
               Georgia and Texas Life Insurance Co.
               and related Promissory Notes dated
               October 28, 1988.....................................     (4)
10.21         -Sublease between the Company and the
               United States Postal Service.........................     (4)
10.22         -Termination of Elmsford Lease (500
               Saw Mill River Road).................................     (5)
10.23         -Letter Amendment dated November 30,
               1990 to Note Purchase Agreement
               between the Company and Northwestern
               National Life Insurance Co.,
               Farm Bureau Life Insurance Co. of
               Michigan, FB Annuity Corp., and Farm
               Bureau Mutual Insurance Co. of
               Michigan and related Promissory Notes
               dated September 9, 1988..............................     (6)
10.24         -Letter Amendment dated November 30,
               1990 to Note Purchase Agreement between
               the Company and Northern Life Insurance
               Co., Commercial Union Life Insurance Co.
               of America, Life Insurance Co. of
               Georgia and Texas Life Insurance Co.
               and related Promissory Notes dated
               October 28, 1988.....................................     (6)

10.25         -Sublease between Fred P. and David C.
               Hochberg and Company - New Rochelle
               facility.............................................     (9)
10.26         -Consulting Agreement with Fred P.
               Hochberg.............................................     (9)
10.27         -Employment Agreement with Stephen S.
               Marks................................................     (10)
10.28         -Lillian Vernon Corporation 1993
               Stock Option Plan for Non-Employee
               Directors ...........................................     (11)
10.29         -Employment Agreement with Larry Blum.................     (13)
10.30         -Agreement with Andrew Gregor.........................     (13)
10.31         -Resignation and General Release Agreement
               with Stephen S. Marks................................     (14)
10.32         -Employment Agreement with Howard Goldberg                 E-1
11.0          -Statement re Computation of Earnings
               Per Share............................................     E-15
22            -Subsidiaries of registrant...........................     E-16
24            -Consent of Coopers & Lybrand re:
               incorporated reference to Form S-8...................     E-17
27            -Financial Data Schedule..............................     E-18

- ------------------------------

(1)           Filed with Registration Statement on Form S-1 (File No.
              33-15430) and incorporated by reference herein.

(2) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1987 and incorporated by reference herein.

(3) Filed with Annual Report on Form 10-K for the year ended February 26, 1988 and incorporated by reference herein.

(4) Filed with Annual Report on Form 10-K for the year ended February 24, 1989 and incorporated by reference herein.

(5) Filed with Annual Report on Form 10-K for the year ended February 24, 1990 and incorporated by reference herein.

(6) Filed with Annual Report on Form 10-K for the year ended February 23, 1991 and incorporated by reference herein.

(7) Filed with Annual Report on Form 10-K for the year ended February 29, 1992 and incorporated by reference herein.

(8) Amendment filed with Quarterly Report on Form 10-Q for the quarter ended May 30, 1992 and incorporated by reference herein. Original agreement filed with Registration Statement
              - see (1) above.

(9) Filed with Annual Report on Form 10-K for the year ended February 27, 1993 and incorporated by reference herein.

(10) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1993 and incorporated by reference herein. Exhibit
              10.9 - Original deferred compensation agreement filed with Registration Statement - see (1) above.

(11) Filed with Registration Statement on Form S-8 (File No. 33-71250) and incorporated by reference herein.

(12) Filed with Annual Report on Form 10-K for the year ended February 26, 1994 and incorporated by reference herein.

(13) Filed with Annual Report on Form 10-K for the year ended February 25, 1995, and incorporated by reference herein.

(14) Filed with Quarterly Report on Form 10-Q for the quarter ended May 27, 1995 and incorporated by reference herein.

                          LILLIAN VERNON CORPORATION



                      CONSOLIDATED FINANCIAL STATEMENTS,

                                 SCHEDULES AND

                                    REPORTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                                         FEBRUARY 24,           FEBRUARY 25,
                     ASSETS                                                                 1996                   1995
                     ------                                                         -------------------    -------------------

Current assets:
   Cash and cash equivalents                                                                   $25,771                $38,779
   Accounts receivable                                                                          21,435                 21,482
   Merchandise inventories                                                                      30,948                 30,418
   Deferred income taxes (Note 2)                                                                  923                    331
   Prepayments and other current assets (Note 4)                                                14,231                  7,495
                                                                                    -------------------    -------------------
       Total current assets                                                                     93,308                 98,505

Property, plant and equipment, net (Notes 5 and 7)                                              33,624                 29,587
Deferred catalog costs                                                                           6,506                  6,632
Other assets                                                                                     2,947                  3,044
                                                                                    -------------------    -------------------
       Total                                                                                  $136,385               $137,768
                                                                                    -------------------    -------------------


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
   Trade accounts payable and accrued expenses  (Note 4)                                       $12,115                $14,056
   Customer deposits                                                                               128                    385
   Current portion of long-term debt and lease obligations (Notes 6, 7)                          1,452                  1,420
   Income taxes payable  (Note 2)                                                                2,892                  3,576
                                                                                    -------------------    -------------------
       Total current liabilities                                                                16,587                 19,437


Long-term debt, less current portion (Note 6)                                                    2,544                  3,820
Capital lease obligations, less current portion (Note 7)                                           339                    515
Deferred compensation  (Note 8)                                                                  3,099                  2,913
Deferred income taxes  (Note 2)                                                                    623                    896
                                                                                    -------------------    -------------------
       Total liabilities                                                                        23,192                 27,581
                                                                                    -------------------    -------------------


Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                                                 --                     --
   Common stock, $.01 par value; 20,000,000 shares
       authorized; issued -9,993,643 shares in 1996 and
       9,771,744 shares in 1995                                                                    100                     98
   Additional paid-in capital                                                                   27,026                 23,300
   Retained earnings                                                                            91,923                 88,922
   Unearned compensation                                                                            --                     (2)
   Treasury stock, at cost -359,999 shares in 1996
       and 139,892 shares in 1995                                                               (5,856)                (2,131)
                                                                                    -------------------    -------------------
       Total stockholders' equity                                                              113,193                110,187
                                                                                    -------------------    -------------------
       Total                                                                                  $136,385               $137,768
                                                                                    -------------------    -------------------




                See Notes to Consolidated Financial Statements
                                     F-2

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                                                     FISCAL  YEARS  ENDED
                                                                  --------------------------------------------------------------
                                                                         FEBRUARY 24,         FEBRUARY 25,         FEBRUARY 26,
                                                                                 1996                 1995                 1994
                                                                  --------------------  -------------------  -------------------


Revenues                                                                     $238,192             $222,211             $196,331

Costs and expenses:
     Product and delivery costs                                               109,907               98,304               84,127
     Selling, general and administrative expenses                             119,643              105,229               92,780
                                                                  --------------------  -------------------  -------------------
                                                                              229,550              203,533              176,907
                                                                  --------------------  -------------------  -------------------
         Operating income                                                       8,642               18,678               19,424
Interest income                                                                 1,314                1,189                  946
Interest expense                                                                 (610)                (733)                (875)
Merger-related expenses (Note 11)                                                (921)                  --                   --
                                                                  --------------------  -------------------  -------------------
         Income before income taxes                                             8,425               19,134               19,495

Provision for (benefit from) income taxes (Note 2):
     Current                                                                    3,560                5,802                7,913
     Deferred                                                                    (864)                (288)              (1,190)
                                                                  --------------------  -------------------  -------------------
                                                                                2,696                5,514                6,723
                                                                  --------------------  -------------------  -------------------
         Net income                                                            $5,729              $13,620              $12,772
                                                                  --------------------  -------------------  -------------------

Net income per common and common
     equivalent share                                                           $ .59                $1.38                $1.35
                                                                  --------------------  -------------------  -------------------

Net income per common and common
     equivalent share - assuming full dilution                                  $ .59                $1.38                $1.35
                                                                  --------------------  -------------------  -------------------

Weighted average number of common
     and common equivalent shares (Note 1)                                      9,713                9,892                9,448







                See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)


                                                   COMMON STOCK        PAID -IN    RETAINED     UNEARNED       TREASURY STOCK
                                               ---------------------                                         -------------------
                                     TOTAL       SHARES     AMOUNT     CAPITAL     EARNINGS   COMPENSATION    SHARES     AMOUNT
                                    -------     --------   --------   ----------  ---------- --------------  ---------  --------

BALANCE, FEBRUARY 27, 1993         $85,104    9,384,878      $94     $18,153      $66,913        ($9)         (3,350)        ($47)
Shares issued to employees at
     $.01 per share pursuant to
      Restricted Stock Plan             --       10,000       --         136                    (136)
Exercise of non-qualified
     stock options                     621      200,500        2       1,846                                 (89,424)      (1,227)
Amortization of unearned
      compensation                     114                                                       114
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan                    131       11,059       --         131
Dividends Paid ($.20 per share)     (1,893)                                        (1,893)
Other                                  406                               406
Net income                          12,772                                         12,772
                                 -------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 26, 1994          97,255    9,606,437       96      20,672       77,792        (31)        (92,774)      (1,274)
Shares issued to employees at
     $.01 per share pursuant to
      Restricted Stock Plan             --        2,500       --          46                     (46)
Exercise of non-qualified
     stock options                   1,322      147,500        2       2,177                                 (47,118)        (857)
Amortization of unearned
      compensation                      75                                                        75
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan                    234       15,307       --         234
Dividends Paid ($.26 per share)     (2,490)                                        (2,490)
Other                                  171                               171
Net income                          13,620                                         13,620
                                 -----------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 25, 1995         110,187    9,771,744       98      23,300       88,922         (2)       (139,892)      (2,131)
Exercise of non-qualified
     stock options                   1,262      214,000        2       3,253                                 (95,307)      (1,993)
Amortization of unearned
      compensation                       2                                                         2
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan                    106        7,899       --         106
Purchase of treasury stock          (1,732)                                                                 (124,800)      (1,732)
Dividends paid ($.28 per share)     (2,728)                                        (2,728)
Other                                  367                               367
Net income                           5,729                                          5,729
                                 -------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 24, 1996        $113,193    9,993,643     $100     $27,026      $91,923         $0        (359,999)     ($5,856)
                                 -------------------------------------------------------------------------------------------------







                See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                                --------------   --------------    --------------
                                                                                 FEBRUARY 24,     FEBRUARY 25,      FEBRUARY 26,
                                                                                         1996             1995              1994
                                                                                --------------   --------------    --------------
Cash flows from operating activities:
     Net income                                                                        $5,729          $13,620           $12,772
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation                                                                   3,586            3,366             3,101
         Amortization                                                                     395              525             1,033
         (Gain) loss on sale of assets                                                     (6)              (9)               53
         (Increase) decrease in accounts receivable                                        47          (10,257)           (6,860)
         (Increase) decrease in merchandise inventories                                  (530)          (3,079)           (7,402)
         (Increase) decrease in prepayments and other current assets                   (6,736)          (2,522)           (1,610)
         (Increase) decrease in deferred catalog costs                                    126           (2,401)              612
         (Increase) decrease in other assets                                             (296)            (387)             (609)
         Increase (decrease) in trade accounts payable and accrued expenses            (1,941)          (4,413)            5,503
         Increase (decrease) in customer deposits                                        (257)             156              (346)
         Increase (decrease) in income taxes payable                                     (684)            (615)            1,012
         Increase (decrease) in deferred compensation                                     186              600               600
         Increase (decrease) in deferred income taxes                                    (865)            (234)           (2,179)
                                                                                --------------   --------------    --------------
            Net cash provided by (used in) operating activities                        (1,246)          (5,650)            5,680
                                                                                --------------   --------------    --------------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                        (7,712)          (6,305)           (1,761)
     Proceeds from sale of assets                                                          95               12                 8
                                                                                --------------   --------------    --------------
            Net cash used in investing activities                                      (7,617)          (6,293)           (1,753)
                                                                                --------------   --------------    --------------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations                (1,420)          (1,395)           (1,375)
     Proceeds from issuance of common stock                                             1,368            1,556               752
     Dividends paid                                                                    (2,728)          (2,490)           (1,893)
     Payments to acquire treasury stock                                                (1,732)              --                --
     Other                                                                                367              171               406
                                                                                --------------   --------------    --------------
            Net cash used in financing activities                                      (4,145)          (2,158)           (2,110)
                                                                                --------------   --------------    --------------

            Net increase (decrease) in cash and cash equivalents                      (13,008)         (14,101)            1,817
                                                                                --------------   --------------    --------------

Cash and cash equivalents at beginning of period                                       38,779           52,880            51,063
                                                                                --------------   --------------    --------------
Cash and cash equivalents at end of period                                            $25,771          $38,779           $52,880
                                                                                --------------   --------------    --------------


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                                        $599             $752              $901
         Income taxes                                                                   3,971            6,863             6,215


Supplemental disclosure of noncash financing activities -see Note 9








                See Notes to Consolidated Financial Statements
                                     F-5

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         General
         Lillian Vernon Corporation is a direct mail specialty catalog company, concentrating on the marketing of gift, household, gardening, kitchen, Christmas, and children's products.

         The consolidated financial statements include the accounts of Lillian Vernon Corporation and its wholly-owned subsidiaries, Lillian Vernon Fulfillment Services, Inc., Lillian Vernon International, Ltd., and LVC Retail Corporation (the "Company"). All material intercompany balances and transactions have been eliminated.

         The Company has a fiscal year consisting of 52 or 53 weeks ending on the last Saturday in February. Under this policy, fiscal 1996, 1995 and 1994 consisted of 52 weeks.

         Cash Equivalents
         Cash equivalents, for purposes of the Statements of Cash Flows, consist principally of municipal securities, U.S. Treasury securities and commercial paper, with remaining maturities at acquisition of less than three months. In the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company's investments, totalling $28.0 million as of February 24, 1996, are classified as held-to-maturity securities, and as such, are stated at amortized cost, which approximates market value. The adoption of SFAS No. 115 did not have a material effect on the Company's financial statements.

         Merchandise Inventories
         Merchandise inventories are principally stated at the lower of average cost or market, determined by the retail inventory method.

         Catalog Costs
         Catalog costs are deferred and amortized over the estimated productive life of the catalog, generally three months. Such deferred costs are considered direct-response advertising in accordance with AICPA Statement of Position No. 93-7, "Reporting on Advertising Costs", and are reflected as long-term assets in the accompanying Balance Sheets.

         Capitalized Software Costs
         Direct costs of developing new software applications are capitalized and are being amortized over five years. Amortization of capitalized software costs totalled $378,000 in fiscal 1996, $435,000 in fiscal 1995, and $902,000 in fiscal 1994.

       Capitalized software costs, net of accumulated amortization, are included in other assets, and amounted to $681,000 and $919,000 at February 24, 1996 and February 25, 1995, respectively.

         Depreciation and Amortization
         Depreciation is provided on the straight line method for assets placed in service over estimated useful lives of approximately 30 and 8 years for buildings and building improvements, respectively, and for other property, over estimated useful lives ranging from 3 to 10 years. Leasehold improvements and assets under capital leases are amortized over approximately 15 years.
         Income Taxes
         Deferred income taxes arise from differences in the timing of income and expense recognition for financial and income tax reporting purposes.

         Effective February 28, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes". The Statement requires the Company to compute deferred income taxes on the difference between the financial statement and tax basis of the assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material.

         Per Share Data
         Net income per common share is computed by dividing the net income for the period by the sum of the weighted average number of outstanding shares and share equivalents (if the addition of such share equivalents has a materially dilutive effect). The Company's common share equivalents consist of stock options issued to key employees and directors. For the years ended February 24, 1996 and February 26, 1994, the number of common share equivalents outstanding did not result in a materially dilutive effect on the net income per share computation. For fiscal 1995 however, such common share equivalents did result in material dilution, and therefore were reflected in the net income per share calculation on the Statements of Income.

         Fair Value of Financial Instruments
         In the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Value of Financial Instruments." The fair value of the Company's financial instruments does not materially differ from their carrying values.

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Stock-Based Employee Compensation
         The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation arrangements. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company plans to implement the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997 and retain its current accounting method for stock-based employee compensation.

         Reclassifications
         Certain reclassifications have been made in the prior year financial statements to conform with the fiscal 1996 presentation.

2.       INCOME TAXES
         The current income tax provision consists of (dollars in thousands):

                                Fiscal Years Ended
                    ------------------------------------------
                    February 24,   February 25,   February 26,
                        1996           1995           1994
                    ------------   ------------   ------------
Federal             $   3,206       $  5,202       $  7,189
State                     354            600            724
                    ------------   ------------   ------------
                    $   3,560       $  5,802       $  7,913
                    ------------   ------------   ------------


The deferred income tax provision (benefit) consists of (dollars in thousands):

                                              Fiscal Years Ended
                                   ------------------------------------------
                                   February 24,   February 25,   February 26,
                                       1996           1995           1994
                                   ------------   ------------   ------------
Charitable contributions           $   (499)      $   (668)      $   (364)
Depreciation                           (192)          (169)           (79)
Capitalized software development
 costs                                  (50)           (77)          (255)
Catalog costs                           (40)         1,023           (275)
Other, net                              (83)          (397)          (217)
                                   ------------   ------------   ------------
                                   $   (864)      $   (288)      $ (1,190)
                                   ------------   ------------   ------------


The exercise of non-qualified stock options and the vesting of restricted stock (see Note 9) result in a tax deduction to the Company equivalent to the taxable compensation recognized by the individuals. For accounting purposes, the tax benefit of these deductions is credited directly to additional paid-in capital. These amounts totalled $367,000, $171,000, and $406,000 for fiscal 1996, 1995, and 1994, respectively.

The Company's effective income tax rate is reconciled to the U.S.
federal statutory tax rate as follows:

                                              Fiscal Years Ended
                                   ------------------------------------------
                                   February 24,   February 25,   February 26,
                                       1996           1995           1994
                                   ------------   ------------   ------------
Federal statutory tax rate             34.0%          35.0%          35.0%
State income taxes, net of
 federal tax benefit                    2.8            2.0            2.0
Charitable contributions of
 merchandise                           (6.7)          (3.2)          (2.6)
Reversal of tax provisions of
 prior years                             -            (2.8)            -
Expired charitable contribution
 carryforwards                          4.9%            -              -
Other, net                             (3.0)          (2.2)           0.1
                                     -------        -------         ------
                                       32.0%          28.8%          34.5%
                                     -------        -------         ------


During fiscal 1996, expired charitable contribution carryforwards of $1,079,000 resulted in a reduction in deferred tax assets of $416,000.

During the fourth quarter of fiscal 1995, the Company favorably settled an outstanding tax matter that resulted in a one-time reduction in income tax expense of $740,000, including the reversal of excess tax reserves.

The deferred tax assets and deferred tax liabilities recorded on the balance sheets are as follows (dollars in thousands):

                                 February 24, 1996        February 25, 1995
                              ----------------------   ----------------------
                                   Deferred Tax             Deferred Tax
                               Assets   Liabilities     Assets   Liabilities
                               ------   -----------     ------   -----------
Current:
  Catalog deferrals           $   -      $ 2,577         $   -     $2,616
  Charitable contributions      1,936        -            1,437       -
  Inventory capitalization        801        -              791       -
  Accrued expenses                690        -              557       -
  Other                           147         74            268       106
  Valuation allowance             -          -               -        -
                              --------   --------        -------   ------
   Total current                3,574      2,651          3,053     2,722
                              --------   --------        -------   ------
Non-current:
  Depreciation                    -        1,753            -       1,943
  Amortization                    122        175            148       225
  Deferred compensation         1,183        -            1,124       -
                              --------   --------        -------   ------
   Total non-current            1,305      1,928          1,272     2,168
                              --------   --------        -------   ------
    Total                     $ 4,879    $ 4,579         $4,325    $4,890
                              ========   ========        =======   ======


     As of February 24, 1996, the Company has $5,017,000 of charitable contribution carryforwards for Federal income tax purposes, which expire from fiscal 1999 to 2001.

 3.      CREDIT FACILITIES
         The Company maintained credit facilities with two banks that provided for total borrowings of up to $15,000,000 in fiscal 1996, and $12,000,000 in fiscal 1995, bearing interest at the prime rate. The Company has an agreement which allows $10,000,000 to be converted by the Company into a five year term loan. The Company incurred quarterly commitment fees of approximately 1/5% per annum in fiscal 1996, and 1/4% per annum in both fiscal 1995 and 1994. No amounts were outstanding under the Company's credit facilities as of February 24, 1996 and February 25, 1995.

         The Company had outstanding letters of credit approximating $5,227,000 and $3,930,000 as of February 24, 1996 and February 25, 1995, for
the purchase of inventory in the normal course of business.

        The Company is negotiating with a bank to receive a $40 million, four-year revolving credit facility, which can be used to finance working capital needs, the expansion of the Company's National Distribution Center, and up to $10 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity no later than 2003. The Company expects to finalize this facility in June 1996, which will replace the existing credit facilities described above.

4.       OTHER

         Prepayments and other current assets include prepaid catalog costs of $11,586,000 and $5,463,000 as of February 24, 1996, and February 25, 1995,
respectively (See Note 1).

         Trade accounts payable and accrued expenses consist of (dollars in thousands):

                                                  February 24,   February 25,
                                                     1996           1995
                                                  -----------    ------------
Trade accounts payable                            $  4,557       $  5,006
Catalog costs                                        1,485          2,266
Bonus and profit sharing                               450          1,575
Salaries and compensation                            1,471          1,441
Other                                                4,152          3,768
                                                  -----------    ------------
                                                  $ 12,115       $ 14,056
                                                  -----------    ------------


5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (dollars in thousands):

                                                  February 24,   February 25,
                                                      1996           1995
                                                  ------------   ------------
Land and buildings                                 $ 25,578       $ 19,985
Machinery and equipment                              21,894         21,840
Furniture and fixtures                                3,240          3,033
Leasehold improvements                                3,777          3,575
Capital leases                                        1,262          1,262
                                                  ------------   ------------
 Total property, plant & equipment, at cost          55,751         49,695
Less, accumulated depreciation & amortization        22,127         20,108
                                                  ------------   ------------
 Property, plant & equipment, net                  $ 33,624       $ 29,587
                                                  ------------   ------------

  6.     LONG-TERM DEBT

         Long-term debt consists of the following (dollars in thousands):

                                                  February 24,   February 25,
                                                     1996           1995
                                                  ------------   ------------
Senior Notes due September 1998,
 payable in semi-annual installments
 of $300,000 with interest at 10.09% .........    $  1,800       $  2,400
Senior Notes due October 1998, payable
 in semi-annual installments of
 $335,000 with interest at 10.0% .............       2,010          2,680
Industrial Revenue Bond of the City
 of New Rochelle Industrial
 Development Agency, payable in
 quarterly installments of $1,500
 with interest at prime rate
 (February 1996 = 8.25%; February
 1995 = 8.5%) through October 1997 ...........          10             16
                                                  -------------  ------------
                                                  $  3,820       $  5,096
   Less, current portion .....................       1,276          1,276
                                                  -------------  ------------
                                                  $  2,544       $  3,820
                                                  -------------  ------------

         The Company's debt agreements require that the Company meet certain financial covenants, principally related to working capital and tangible net worth, both as defined in the agreements.

         Long-term debt as of February 24, 1996 matures as follows (dollars in thousands):

         Fiscal Year

         1997    ....................................  $ 1,276
         1998    ....................................    1,276
         1999    ....................................    1,268
                                                       -------
                                                       $ 3,820
                                                       -------
7. LEASES

         The Company leases its New Rochelle, New York corporate headquarters under a capital lease arrangement with a partnership, Port Chester Properties, the partners of which are stockholders of the Company. The leased asset consists of land and a building with a cost of $1,262,000 and accumulated amortization of $1,065,000 as of February 24, 1996. The lease expires July 30, 1998 and provides for the payment by the Company of an annual rent of $430,000, and all real estate taxes, insurance, and certain other costs.

         The Company has operating lease agreements for certain computer and other equipment used in its operations and for its outlet store locations, with existing lease terms ranging from fiscal 1997 through fiscal 2003, and various renewal options through fiscal 2008. Most of the store leases also provide for payment of common charges such as maintenance and real estate taxes. Six stores require the payment of additional rent based upon a percentage of sales. Minimum rental payments required under these agreements are as follows (dollars in thousands):

         Fiscal Year
         -----------
         1997  ......................................   $1,023
         1998  ......................................      926
         1999  ......................................      861
         2000  ......................................      675
         2001  ......................................      292
         Thereafter .................................      311
                                                        ------
                                                        $4,088
                                                        ------

         Rent expense for fiscal 1996, 1995 and 1994 amounted to $1,840,000, $2,363,000, and $2,726,000, respectively, which included $20,000, $11,000 and
$4,000 in fiscal 1996, 1995 and 1994 respectively, for contingent rentals based upon a percentage of outlet store sales.

8.       EMPLOYEE BENEFIT PLANS

         The Company maintains a profit sharing plan for the benefit of all employees who meet certain minimum service requirements. The Company's profit sharing contribution is discretionary, as determined by the Board of Directors. Employees fully vest in their profit sharing account balance after seven years. The authorized profit sharing contributions for fiscal 1996, 1995, and 1994 were $450,000, $500,000, and $500,000, respectively.

         Effective October 1, 1993, the Company amended its profit sharing plan to include an employee contribution and employer matching contribution
(401k) feature. Under the 401k feature of the plan, eligible employees may make pre-tax contributions up to 10% of their annual compensation. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%. The matching contribution is made with Company stock. Employees are 100% vested in their pre-tax contributions at all times, and become fully vested in the employer matching contribution after two years of service. The Company's matching contributions to the plan for fiscal 1996, 1995, and 1994 were $398,000, $355,000, and $124,000 respectively.

         The Company has deferred compensation agreements to provide additional retirement benefits for certain principal stockholders of the Company. The deferred compensation agreements also provide for death benefits to be paid to each party's beneficiary. The Company has purchased life insurance policies to fund, in part, the payment of these benefits. Amounts expensed in connection with these agreements were $150,000 in fiscal 1996, and $600,000 in both fiscal 1995 and 1994.

9.       EMPLOYEE STOCK OWNERSHIP PLANS
         The Company has a Performance Unit, Restricted Stock, Non- Qualified Option and Incentive Stock Option Plan and a total of 2,000,000 shares of common stock have been reserved for issuance thereunder.

         The Company has granted and sold shares of restricted stock to certain executives at a nominal price per share. In connection with the issuance of restricted stock, unearned compensation is recorded and amortized over the respective vesting periods.

Restricted shares were granted, and vested as follows:

                                    Number of
                  Date Granted       Shares        Date Vested
                  ------------      ---------      -----------
                  August 1987        60,000        February 1989
                  March  1989        22,500        11,250 in April 1992
                                                   11,250 in April 1993
                  March  1992         5,000        March 1993
                  March  1993         5,000        February 1994
                  August 1993         5,000        August 1994
                  March  1994         2,500        March 1995

         The Company has also granted non-qualified stock options to employees. Such options have been granted at market value, vest within three years from the date of grant and expire within ten years from the date of grant. Non-qualified stock option activity has been as follows:

                                 Number of           Option
                                   Shares       Price Per Share
                                 ---------      ---------------
Balance at February 27, 1993     1,245,000      $ 7.09 to $16.38

Granted                            265,500      $12.50 to $13.63
Cancelled                         (174,500)     $ 8.00 to $15.83
Exercised                         (200,500)     $ 7.09 to $14.25
Expired                                  0
                                 ---------
Balance at February 26, 1994     1,135,500      $ 8.00 to $16.38

Granted                            278,000      $18.13 to $18.50
Cancelled                          (15,000)     $18.50
Exercised                         (145,000)     $ 8.00 to $15.83
Expired                                  0
                                 ---------
Balance at February 25, 1995     1,253,500      $ 8.00 to $18.50
                                 ---------

Granted                            187,500      $13.38
Cancelled                         (170,000)     $12.50 to $18.50
Exercised                         (214,000)     $ 8.00 to $18.50
Expired                                  0
                                 ---------
Balance at February 24, 1996     1,057,000      $ 8.00 to $18.13
                                 ---------

     As of February 24, 1996, non-qualified options totalling 695,667 shares are exercisable. The remaining options are exercisable at dates ranging from July 1996 to October 1998. As of February 24, 1996 and February 25, 1995, 222,500 and 240,000 shares, respectively, were available for grant under the Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan.

         During fiscal 1996, non-qualified stock options totalling 112,500 shares were exercised by two plan participants, with an aggregate exercise price of $1,766,550. As consideration for the exercise price and for income taxes required to be withheld, the Company received 87,807 shares of Lillian Vernon Common Stock, and granted a loan to a plan participant in the amount of $117,393. The loan was partially repaid during fiscal 1996, with 7,500 shares of Lillian Vernon Common Stock. These shares received by the Company are reported as Treasury Stock on the Balance Sheet. During fiscal 1995, non-qualified stock options totalling 78,000 shares were exercised by three plan participants, with an aggregate exercise price of $1,147,800. As consideration for the exercise price and for income taxes required to be withheld, the Company received cash totalling $376,947 and an aggregate of 47,118 shares of Lillian Vernon Common Stock, which are reported as Treasury Stock on the Balance Sheet. In fiscal 1994, the Company received 89,424 shares of Treasury Stock as consideration for stock option exercises aggregating 130,000 shares. The number of Treasury Stock shares accepted as consideration for stock option exercises was determined by the market price of the Company's common stock on the exercise dates. These transactions, for purposes of the Statements of Cash Flows, are deemed to be noncash financing activities and, as such, have not been reflected on the Statements.

         In July 1993, the stockholders of the Company approved the Lillian Vernon Corporation Stock Option Plan for Non-Employee Directors and reserved 100,000 shares of common stock for issuance thereunder. These options are non-qualified stock options, are granted at market value, vest one year from the date of grant and expire within ten years from the date of grant. The Company has granted options totalling 10,000 shares in November 1995, and 12,500 shares in both July 1994 and July 1993 to its eligible non-employee directors. In fiscal 1995, 2,500 option shares were exercised and 2,500 option shares were cancelled. The balance of options outstanding as of February 24, 1996 is 30,000 shares, of which 20,000 are exercisable as of that date. The remaining options are exercisable beginning in November 1996. As of February 24, 1996, 67,500 shares are available for grant under this plan.

         The Company also has an Employee Stock Purchase Plan. 150,000 shares of common stock were reserved for issuance, of which 120,618 shares have been issued.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     (Dollars in thousands, except per share amounts)

                                      Fiscal Quarters Ended
                        -----------------------------------------------------
Fiscal 1996             May 27,     August 26,    November 25,   February 24,
- -----------              1995          1995           1995            1996
                        -------     ----------    ------------   ------------
Revenues                $29,614     $ 36,920       $ 97,450        $ 74,207
Income (loss) before
 income taxes            (4,218)        (743)        12,576             809
Net income (loss)        (2,826)        (498)         8,426             626
Net income (loss) per
 common share              (.29)        (.05)           .86             .06
Market price of shares
 outstanding
- -market high             22 1/4       20 3/4         17 1/8          14 3/4
- -market low              17 1/4       16 3/8         13 1/8          12 7/8


                                      Fiscal Quarters Ended
                        -----------------------------------------------------
                        May 28,     August 27,    November 26,   February 25,
FISCAL 1995               1994         1994           1994           1995
- -----------             -------     ---------     -----------    ------------

Revenues                $ 26,002    $ 33,659       $ 91,923        $ 70,627
Income (loss) before
 income taxes             (1,522)      1,191         14,439           5,026
Net income (loss)           (989)        774          9,667           4,168
Net income (loss) per
 common share               (.10)        .08            .98             .42
Market price of shares
 outstanding
 - market high            22 5/8      20 1/4         20 1/4          18 1/8
 - market low             17          17 1/4         15 5/8          14 1/2


11. TERMINATED MERGER AGREEMENT

     On June 13, 1995, the Company entered into a Merger Agreement with an affiliate of Freeman Spogli & Co., Incorporated. Pursuant to the Agreement, the Company would have been recapitalized through a merger transaction in which all of the shares of common stock of the Company, other than certain shares held by Lillian Vernon and David Hochberg, would have been converted into the right to receive $19 per share in cash. The Merger Agreement was terminated on September 18, 1995 when it was determined that financing for the transaction at the $19 per share price could not be obtained. The costs of the terminated merger of $921,000 have been recorded in the fiscal 1996 financial statements. These costs consisted principally of legal, accounting and filing fees.

12. STOCK REPURCHASE PROGRAM

     On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market, from time to time, subject to market conditions. As of February 24, 1996, the Company had purchased 124,800 shares at a total cost of $1,732,000, which are recorded as Tresuary Stock on the Balance Sheet.

              REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of Lillian Vernon
Corporation:

We have audited the accompanying consolidated balance sheets of Lillian Vernon Corporation and Subsidiaries as of February 24, 1996 and February 25, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 24, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lillian Vernon Corporation and Subsidiaries as of February 24, 1996 and February 25, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 24, 1996, in conformity with generally accepted accounting principles.



                                                   Coopers & Lybrand, L.L.P.


Stamford, Connecticut
April 19, 1996

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


                                           LILLIAN VERNON CORPORATION


Dated May 22, 1996                         By:  /s/ Lillian Vernon
                                                ------------------
                                               Lillian Vernon, Chairman
                                               of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                           DATE

/s/ Lillian Vernon
- ------------------------
Lillian Vernon               Chairman of the Board              May 22, 1996
                             of Directors (Principal
                             Executive Officer)

/s/ Susan N. Cortazzo
- ------------------------
Susan N. Cortazzo            Vice President-                    May 22, 1996
                             Controller
                             (Principal Financial
                             and Accounting Officer)

/s/ Howard Goldberg
- ------------------------
Howard Goldberg              President, Chief                   May 22, 1996
                             Operating Officer and
                             Director

/s/ David C. Hochberg
- ------------------------
David C. Hochberg            Vice President - Public            May 22, 1996
                             Affairs and Director

/s/ Lilyan H. Affinito
- ------------------------
Lilyan H. Affinito           Director                           May 22, 1996

/s/ Leo Salon
- ------------------------
Leo Salon                    Director                           May 22, 1996

/s/ William E. Phillips
- ------------------------
William E. Phillips          Director                           May 22, 1996

/s/ Bert W. Wasserman
- ------------------------
Bert W. Wasserman            Director                           May 22, 1996

                          LILLIAN VERNON CORPORATION


                                   Form 10-K

                                   Exhibits