Form 10-Q
period 1996-05-25
LILLIAN VERNON CORP
filed 1996-07-09
CIK 818008

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION


                              Washington, D.C.  20549


  (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended May 25, 1996.
                  --------------------------------------------

                                      OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from......to.........

                  Commission file number 1-9637.



                          LILLIAN VERNON CORPORATION
                         ----------------------------
                  (Exact Name of Registrant as Specified in its Charter)

        Delaware                                   13-2529859
    ----------------                           -----------------
(State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)

                 543 Main Street, New Rochelle, New York 10801
                -----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 914-576-6400
                ------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
            -----------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

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


9,727,411 Shares of Common Stock, $.01 par value, as of July 2, 1996.

                          LILLIAN VERNON CORPORATION


                                   Form 10-Q

                                 May 25, 1996


Part I. Financial Information                                      Page #
- ------------------------------                                    --------

        Item 1.
        Consolidated Balance Sheets as of
        May 25, 1996, May 27, 1995
        (unaudited) and February 24, 1996
        (audited)                                                     3


        Consolidated Statements of Operations
        for the quarters ended May 25, 1996
        and May 27, 1995 (unaudited)                                  4


        Consolidated Statements of Cash Flows
        for the quarters ended May 25, 1996
        and May 27, 1995 (unaudited)                                   5


        Notes to Consolidated Financial
        Statements                                                     6


        Item 2.
        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                7-8


Part II. Other Information                                             9
- --------------------------

Signatures                                                            10

Exhibits                                                              11

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                               MAY 25,     MAY 27,  FEBRUARY 24,
                                                1996        1995       1996
                      ASSETS                 ----------  --------   -----------
                     ---------
                                                  (UNAUDITED)      (AUDITED)
Current assets:
  Cash and cash equivalents  ..............   $ 15,293    $ 39,101      $ 25,771
  Accounts receivable  ....................      9,027      10,717        21,435
  Merchandise inventories  ................     30,689      32,878        30,948
  Deferred income taxes  ..................        870          --           923
  Prepayments and other current assets  ...     24,219       9,038        14,231
                                              ----------  ----------   ---------
  Total current assets ....................     80,098      91,734        93,308
Property, plant and equipment, net (Note 1)     37,512      29,534        33,624
Deferred catalog costs ....................      6,339       7,874         6,506
Other assets ..............................      2,949       3,018         2,947
                                              ----------  ---------- -----------
  Total ...................................   $126,898    $132,160      $136,385
                                             ----------  ---------- ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Trade accounts payable and accrued
   expenses  ...............................  $ 10,500    $ 15,284      $ 12,115
  Customer deposits  ............ .........         99         158           128
  Current portion of long-term debt and
   lease obligations ......................      1,461       1,428         1,452
  Income taxes payable.....................         --          --         2,892
  Deferred income taxes....................         --          58            --
                                              ----------  ----------  ----------
  Total current liabilities ...............     12,060      16,928        16,587

Long-term debt, less current portion ......      1,908       3,184         2,544
Capital lease obligations, less current
 portion ..................................        289         474           339
Deferred compensation .....................      3,200       3,071         3,099
Deferred income taxes .....................        633         856           623
                                              ----------  ----------  ----------
  Total liabilities .......................     18,090      24,513        23,192
                                              ----------  ---------- -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000
   shares  authorized; no shares issued and
   outstanding  ...........................         --          --           --
  Common stock, $.01 par value; 20,000,000
   shares  authorized; issued--10,336,415 shares,
   9,934,537  shares and 9,993,643 shares .        103          99           100
  Additional paid-in capital  .............     30,489      26,146        27,026
  Retained earnings  ......................     87,603      85,416        91,923
  Unearned compensation  ..................       (125)         --            --
  Treasury stock, at cost--608,458 shares,
   227,699  shares and 359,999 shares .....     (9,262)     (4,014)      (5,856)
                                             ----------  --------- -------------
  Total stockholders' equity ..............    108,808     107,647       113,193
                                             ----------  --------- -------------
  Total ...................................   $126,898    $132,160      $136,385
                                            ----------  --------- --------------

                See Notes to Consolidated Financial Statements

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                        FISCAL QUARTER ENDED
                                                      ----------------------
                                                        MAY 25,     MAY 27,
                                                          1996        1995
                                                      ----------  ----------
Revenues ............................................   $26,313     $29,614
Costs and expenses:
 Product and delivery costs .........................    14,048      15,229
 Selling, general and administrative expenses  ......    17,861      18,972
                                                      ----------  ----------
                                                         31,909      34,201
                                                      ----------  ----------

  Operating loss ....................................    (5,596)     (4,587)
Interest income .....................................       293         521
Interest expense ....................................      (116)       (152)
                                                      ----------  ----------
  Loss before income taxes ..........................    (5,419)     (4,218)

Provision for (benefit from) income taxes:
 Current ............................................    (1,851)     (1,741)
 Deferred ...........................................        63         349
                                                      ----------  ----------
                                                         (1,788)     (1,392)
                                                      ----------  ----------
  Net loss ..........................................   $(3,631)    $(2,826)
                                                      ----------  ----------

Net loss per common share ...........................   $  (.38)    $  (.29)
                                                      ----------  ----------

Weighted average number of common shares outstanding      9,617       9,686
                                                      ----------  ----------

                See Notes to Consolidated Financial Statements

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                      FISCAL QUARTER ENDED
                                                                    ----------------------
                                                                      MAY 25,     MAY 27,
                                                                        1996        1995
                                                                    ----------  ----------
                                                                          (UNAUDITED)
Cash Flows from operating activities:
 Net loss .........................................................   $  (3,631)  $ (2,826)
 Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
  Depreciation ....................................................        602        644
  Amortization ....................................................         57         87
  (Increase) decrease in accounts receivable ......................     12,408     10,765
  (Increase) decrease in merchandise inventories ..................        259     (2,460)
  (Increase) decrease in prepayments and other current assets  ....     (9,988)    (1,543)
  (Increase) decrease in deferred catalog costs ...................        167     (1,242)
  (Increase) decrease in other assets .............................        (48)       (59)
  Increase (decrease) in trade accounts payable and accrued
   expenses .......................................................     (1,615)     1,228
  Increase (decrease) in customer deposits ........................        (29)      (227)
  Increase (decrease) in income taxes payable .....................     (2,892)    (3,576)
  Increase (decrease) in deferred compensation ....................        101        158
  Increase (decrease) in deferred income taxes ....................         63        349
                                                                    ----------  ----------
   Net cash provided by (used in) operating activities  ...........     (4,546)     1,298
                                                                    ----------  ----------
Cash flows from investing activities:
 Purchases of property, plant and equipment .......................     (4,490)      (591)
                                                                    ----------  ----------
   Net cash used in investing activities ..........................     (4,490)      (591)
                                                                    ----------  ----------
Cash flows from financing activities:
 Principal payments on long-term debt and capital lease
  obligations .....................................................       (677)      (669)
 Proceeds from issuance of common stock ...........................        849        666
 Dividends paid ...................................................       (690)      (679)
 Payments to acquire treasury stock ...............................     (1,575)        --
 Other ............................................................        651        297
                                                                    ----------  ----------
   Net cash used in financing activities ..........................     (1,442)      (385)
                                                                    ----------  ----------
   Net increase (decrease) in cash and cash equivalents  ..........    (10,478)       322
                                                                    ----------  ----------
Cash and cash equivalents at beginning of period ..................     25,771     38,779
                                                                    ----------  ----------
Cash and cash equivalents at end of period ........................   $ 15,293    $39,101
                                                                    ----------  ----------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest ........................................................   $    216    $   288
  Income taxes ....................................................      3,104      3,884
Supplemental disclosure of noncash financing activities--see Note 2

                See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 24, 1996.


1. PROPERTY, PLANT AND EQUIPMENT
   ------------------------------
   Property, plant and equipment are summarized as follows (in thousands):

                                                  May 25,     May 27,   February 24,
                                                   1996        1995        1996
                                                 --------    --------  -------------

   Land and buildings                            $28,078     $20,196     $25,578
   Machinery and equipment                        23,851      22,214      21,894
   Furniture and fixtures                          3,248       3,040       3,240
   Leasehold improvements                          3,801       3,574       3,777
   Capital leases                                  1,262       1,262       1,262
                                                 -------     -------     -------

    Total property, plant & equipment,
     at cost                                      60,240      50,286      55,751

    Less, accumulated depreciation and
     amortization                                 22,728      20,752      22,127
                                                 -------     -------     -------

   Property, plant and equipment - net           $37,512     $29,534     $33,624
                                                 -------     -------     -------


2. NONCASH FINANCING ACTIVITIES
   ----------------------------

   During the three months ending May 25, 1996, non-qualified stock options aggregating 180,000 shares were exercised by one of the Company's Officers, with a total exercise price of $1,440,000. As consideration for the exercise price and for income taxes required to be withheld, the Company received an aggregate of 133,759 shares of Lillian Vernon Common Stock, which are reported as Treasury Stock on the balance sheet. The number of shares was determined by the market price of the Company's common stock on the exercise date.

ITEM 2
- ------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -----------------------------------------------------------
AND RESULTS OF OPERATIONS
- -------------------------

Results of Operations
- ---------------------
First Quarter Ended May 25, 1996
- --------------------------------
Revenues for the quarter ended May 25, 1996 of $26.3 million decreased by $3.3 million, or 11.1%, as compared to the same period last year. The decrease in revenues was primarily attributable to the Company's strategic decision to reduce catalog circulation by approximately 20% in the first quarter. Circulation was reduced because higher paper prices required the Company to more closely target catalog circulation to those customers whose sales response was expected to cover the higher costs of the catalogs. The Company anticipates increasing circulation in the second half of the fiscal year, its most important selling season. Average revenue per order increased approximately 7%, and customer response rate increased by approximately 6%.

Product and delivery costs decreased by $1.2 million, or 7.8%, in the quarter ended May 25, 1996, as compared to the same period last year. The decrease in costs was principally attributable to lower order volume. As a percentage of revenues, these costs increased from 51.4% to 53.4% in the current quarter. The rise in costs as a percentage of revenues was principally due to the effect of fixed costs of the Company's distribution center and its labor force on the lower sales volume. Gross profit on products sold was comparable to the same period last year.

Selling, general and administrative expenses ("SG&A"), the largest component of which is the cost of producing, printing and distributing the Company's catalogs, decreased $1.1 million, or 5.9% in the current quarter, principally because of the circulation reduction. As a percentage of revenues, SG&A costs rose from 64.1% to 67.9%. Although average revenue per catalog rose by 13.5%, catalog costs rose at a faster rate, causing SG&A as a percentage of revenues to increase. Higher paper prices were the principal factor which raised the average cost of the Company's catalogs in the first quarter, as compared to the first quarter last year. The impact of these higher paper prices was to increase expense by approximately $1.2 million on a pretax basis, or $.08 per share. Higher paper costs are expected to continue to negatively affect the Company's earnings for the second quarter of the fiscal year as well. The other elements of SG&A costs declined in dollars in the current quarter, but rose as a percentage of revenues due to the revenue reduction.

Interest income for the quarter ended May 25, 1996 of $293,000 decreased by $228,000 as compared to the first quarter of the prior year, principally due to a lower investment balance. Interest expense for the quarter ended May 25, 1996 of $116,000 was $36,000 lower than the same period last year, due to debt repayments.

The effective income tax rate was 33% in the current quarter, the same as in the first quarter of fiscal 1996.

Financial Condition
- -------------------
The Company's current ratio at May 25, 1996 was 6.64 to 1, as compared to 5.63 to 1 at February 24, 1996 and 5.42 to 1 at May 27, 1995. The Company's working capital needs have been met with funds generated from operations.

During the quarter ended May 25, 1996, the Company used more funds for net working capital needs than in the same quarter last year. Higher receivables from the deferred billing program were collected in the current quarter as compared with the first quarter last year. The net reduction in inventory levels in the quarter also improved cash flow as compared to last year. However, the Company spent more on future catalog editions than last year, and prepayments and other current assets on the Balance Sheet increased, primarily reflecting a higher paper inventory. Due to a very tight market for paper last year, the Company purchased additional paper to ensure an uninterrupted supply to produce its catalogs. The additional paper is expected to be consumed by the end of fiscal 1997. During the quarter, the Company spent $4.5 million on capital expenditures, including approximately $4.0 million related to the expansion of its National Distribution Center. In addition, the Company paid $1.6 million to repurchase 114,700 shares of its common stock, received $849,000 for the issuance of stock, principally due to the exercise of stock options which were expiring, and paid a $.07 per share cash dividend totalling $690,000.

As more fully described in the Company's Annual Report on Form 10K for the fiscal year ended February 24, 1996, the Company has received a commitment from Chemical Bank to provide a $40 million four-year revolving credit facility. The facility can be used to finance working capital needs, the expansion of the Company's National Distribution Center, and up to $10 million of inventory letters of credit. The Company expects to finalize the facility in July 1996.

PART II.



                               OTHER INFORMATION
                              -------------------


Items 1, 2, 3, and 4 are not applicable and have been omitted.

Item 5. Other Information
- ------
        On June 27, 1996, Robert S. Mednick joined the Company as Vice President - Chief Financial Officer. For the past 17 years, Mr. Mednick, 53, was Vice President of Finance and Chief Financial Officer at U.S. Sales Corporation, one of the nation's largest privately-held direct marketing catalog companies. He has 30 years of corporate finance experience in the direct mail and retailing industries.
        Mr. Mednick will report to Howard Goldberg, President and Chief Operating Officer.

Item 6.  Exhibits and Reports on Form 8-K
- -------
Exhibit #10.33: Employment Agreement dated May 30, 1996 between Robert S.
                Mednick and Lillian Vernon Corporation.

Exhibit #11:  Computation of Loss per Share Assuming Primary and Full Dilution

Reports on Form 8-K:

         - Filed April 15, 1996 - Item 5 - Other Information: Employment Agreement Between Registrant and Howard P. Goldberg - President and Chief Operating Officer and Director.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and registrant's principal financial and accounting officer.



                            Lillian Vernon Corporation



                            /s/ Robert S. Mednick
                     By:    ----------------------------
                            Robert S. Mednick
                            Vice President-Chief Financial Officer

Date:  July 8, 1996