Form 10-Q
period 1996-08-24
LILLIAN VERNON CORP
filed 1996-10-08
CIK 818008

                             Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION


                      Washington, D.C.  20549


  (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


           For the quarterly period ended August 24, 1996.
           -----------------------------------------------

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from......to.........

           Commission file number 1-9637.



                     LILLIAN VERNON CORPORATION
                     --------------------------
           (Exact Name of Registrant as Specified in its Charter)

        Delaware                                   13-2529859
 --------------------------------       ------------------------------------
(State or other jurisdiction            (IRS Employer Identification Number)
 of incorporation or organization)

          543 Main Street, New Rochelle, New York 10801
        ---------------------------------------------------
        (Address of principal executive offices) (Zip Code)

                           914-576-6400
                          --------------
       (Registrant's telephone number, including area code)

                                N/A
                              -------
      (Former name, former address and former fiscal year, if
            changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     --

Number of shares outstanding of each of the issuer's classes of common stock:


9,715,943  Shares of Common Stock, $.01 par value, as of October 3, 1996.

                    LILLIAN VERNON CORPORATION


                             Form 10-Q

                          August 24, 1996



Part I. Financial Information                            Page #
-----------------------------                            ------

      Item 1.
      Consolidated Balance Sheets as of
      August 24, 1996, August 26, 1995
      (unaudited) and February 24, 1996
      (audited)                                               3


      Consolidated Statements of Operations for the
      quarter and six months ended August 24, 1996
      and August 26, 1995 (unaudited)                         4


      Consolidated Statements of Cash Flows for the
      six months ended August 24, 1996 and
      August 26, 1995 (unaudited)                             5


      Notes to Consolidated Financial
      Statements                                              6-7


      Item 2.
      Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations                                          8-10


Part II. Other Information                                   11
--------------------------

Signatures                                                   12


Exhibits                                                     13





                             Page 2 of 13










PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                      August 24,     August 26,  February 24,
                            ASSETS                                         1996           1995          1996
                            ------                                   -----------     ----------  ------------
                                                                            (Unaudited)           (Audited)

      Current assets:
         Cash and cash equivalents                                       $2,441        $12,550       $25,771
         Accounts receivable                                             10,778         12,757        21,435
         Merchandise inventories                                         48,402         49,808        30,948
         Deferred income taxes                                               --             --           923
         Prepayments and other current assets                            27,697         18,338        14,231
                                                                      ---------      ---------     ---------
            Total current assets                                         89,318         93,453        93,308

      Property, plant and equipment, net (Note 1)                        40,165         30,071        33,624
      Deferred catalog costs                                             12,927         12,716         6,506
      Other assets                                                        2,947          3,136         2,947
                                                                      ---------      ---------     ---------
            Total                                                      $145,357       $139,376      $136,385
                                                                      ---------      ---------     ---------

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
      Current liabilities:
         Trade accounts payable and accrued expenses                    $20,082        $21,075       $12,115
         Customer deposits                                                  638            261           128
         Current portion of long-term debt and lease obligations          1,470          1,435         1,452
         Revolving debt  (Note 2)                                        10,000             --            --
         Income taxes payable                                                --             --         2,892
         Deferred income taxes                                            1,323          1,852           --
                                                                      ---------      ---------     ---------
            Total current liabilities                                    33,513         24,623        16,587

      Long-term debt , less current portion                               1,906          3,183         2,544
      Capital lease obligations, less current portion                       237            431           339
      Deferred compensation                                               3,299          3,077         3,099
      Deferred income taxes                                                 607            933           623
                                                                      ---------      ---------     ---------
            Total liabilities                                            39,562         32,247        23,192
                                                                      ---------      ---------     ---------


      Stockholders' equity:
         Preferred stock, $.01 par value; 2,000,000 shares
            authorized; no shares issued and outstanding                     --             --            --
         Common stock, $.01 par value; 20,000,000 shares
            authorized; issued -10,352,869 shares, 9,976,537 shares
            and 9,993,643 shares                                            104            100           100
         Additional paid-in capital                                      30,697         26,806        27,026
         Retained earnings                                               84,851         84,237        91,923
         Unearned compensation                                             (159)            --            --
         Treasury stock, at cost -645,458 shares, 227,699 shares
            and 359,999 shares                                           (9,698)        (4,014)       (5,856)
                                                                      ---------      ---------     ---------
            Total stockholders' equity                                  105,795        107,129       113,193
                                                                      ---------      ---------     ---------
            Total                                                      $145,357       $139,376      $136,385
                                                                      ---------      ---------     ---------




             See Notes to Consolidated Financial Statements
                           Page  3  of  13

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)



                                                    Second Quarter Ended             Six Months Ended
                                                ----------------------------   ----------------------------
                                                  August 24,   August 26,       August 24,   August 26,
                                                        1996         1995          1996         1995
                                                 -----------   ----------       ----------   ----------

      Revenues                                       $32,970      $36,920        $59,283      $66,534

      Costs and expenses:
         Product and delivery costs                   16,370       16,756         30,418       31,986
         Selling, general and administrative
          expenses                                    19,737       20,135         37,598       39,106
         Merger - related expenses  (Note 3)              --        1,000           --          1,000
                                                    --------      -------        -------      -------
                                                      36,107       37,891         68,016       72,092
                                                    --------      -------        -------      -------
            Operating loss                            (3,137)        (971)        (8,733)      (5,558)
      Interest income                                    113          366            407          887
      Interest expense                                  (104)        (138)          (220)        (290)
                                                    --------      -------        -------      -------
            Loss before income taxes                  (3,128)        (743)        (8,546)      (4,961)

      Provision for (benefit from) income taxes:
         Current                                      (3,199)      (2,116)        (5,050)      (3,857)
         Deferred                                      2,167        1,871          2,230        2,220
                                                    --------      -------        -------      -------
                                                      (1,032)        (245)        (2,820)      (1,637)
                                                    --------      -------        -------      -------
            Net loss                                 ($2,096)       ($498)       ($5,726)     ($3,324)
                                                    --------      -------        -------      -------

      Net loss per common share                        ($.22)       ($.05)         ($.59)       ($.34)
                                                    --------      -------        -------      -------

      Weighted average number of common shares
        outstanding                                    9,727        9,727          9,672        9,707
                                                    --------      -------        -------      -------


               See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                           Six  Months  Ended
                                                                                 ---------------------------------
                                                                                       August 24,     August 26,
                                                                                            1996           1995
                                                                                ----------------    -------------
                                                                                            (Unaudited)
   Cash flows from operating activities:
      Net loss                                                                       ($5,726)           ($3,324)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation                                                                  1,299              1,212
         Amortization                                                                    140                172
         (Increase) decrease in accounts receivable                                   10,657              8,725
         (Increase) decrease in merchandise inventories                              (17,454)           (19,390)
         (Increase) decrease in prepayments and other current assets                 (13,466)           (10,843)
         (Increase) decrease in deferred catalog costs                                (6,421)            (6,084)
         (Increase) decrease in other assets                                            (102)              (262)
         Increase (decrease) in trade accounts payable and accrued expenses            7,967              7,019
         Increase (decrease) in customer deposits                                        510               (124)
         Increase (decrease) in income taxes payable                                  (2,892)            (3,576)
         Increase (decrease) in deferred compensation                                    200                164
         Increase (decrease) in deferred income taxes                                  2,230              2,220
                                                                                    --------           --------
            Net cash used in operating activities                                    (23,058)           (24,091)
                                                                                    --------           --------

   Cash flows from investing activities:
      Purchases of property, plant and equipment                                      (7,840)            (1,696)
                                                                                    --------           --------
            Net cash used in investing activities                                     (7,840)            (1,696)
                                                                                    --------           --------

   Cash flows from financing activities:
      Principal payments on long-term debt and capital lease obligations                (722)              (706)
      Proceeds from short term borrowings                                             10,000                 --
      Proceeds from issuance of common stock                                             979              1,381
      Dividends paid                                                                  (1,346)            (1,361)
      Payments to acquire treasury stock                                              (2,011)                --
      Other                                                                              668                244
                                                                                    --------           --------
            Net cash provided by (used in) financing activities                        7,568               (442)
                                                                                    --------           --------

            Net decrease in cash and cash equivalents                                (23,330)           (26,229)
                                                                                    --------           --------

   Cash and cash equivalents at beginning of period                                   25,771             38,779
                                                                                    --------           --------
   Cash and cash equivalents at end of period                                         $2,441            $12,550
                                                                                    --------           --------


   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                      $240               $319
         Income taxes                                                                 3,117              3,896



                    See Notes to Consolidated Financial Statements
                                   Page  5  of  13

            LILLIAN VERNON CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, (except for the provision for merger costs described in note 3), which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 24, 1996.


1. PROPERTY, PLANT AND EQUIPMENT
   -----------------------------
   Property, plant and equipment are summarized as follows (in thousands):

                                          August 24,   August 26,  February 24,
                                             1996         1995          1996
                                          ----------  -----------  ------------
   Land and buildings                     $31,235      $20,812      $25,578
   Machinery and equipment                 24,032       22,594       21,894
   Furniture and fixtures                   3,257        3,102        3,240
   Leasehold improvements                   3,805        3,621        3,777
   Capital leases                           1,262        1,262        1,262
                                          -------      -------      -------

    Total property, plant &
     equipment, at cost                    63,591       51,391       55,751

    Less, accumulated depreciation
          and amortization                 23,426       21,320       22,127
                                          -------      -------      -------

   Property, plant and equipment - net    $40,165      $30,071      $33,624
                                          -------      -------      -------

2. CREDIT FACILITY
   ---------------
   On August 19, 1996, the Company entered into a $42 million four-year revolving credit facility with Chase Manhattan Bank and NationsBank, which can be used for general corporate purposes, including working capital needs, the expansion of the National Distribution Center and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The credit facility replaced previously existing credit facilities. As of August 24, 1996, $10 million has been drawn down under the revolving credit facility (plus approximately $6.7 million of outstanding letters of credit), with interest payable at a weighted average interest rate of approximately 5.7%. Commitment fees range from 5 basis points annually on the letters of credit to 20 basis points annually on the available revolving credit line.

3. TERMINATED MERGER AGREEMENT
   ---------------------------
   On June 13, 1995, the Company entered into a Merger Agreement with an affiliate of Freeman Spogli & Co. Incorporated, under which the Company would have been recapitalized. The Merger Agreement was terminated on September 18, 1995 when it was determined that financing for the transaction could not be obtained. A provision for the costs of the terminated merger of $1 million was recorded in the financial statements for the period ended August 26, 1995. These costs consisted principally of legal, accounting and filing fees.


4. RECLASSIFICATIONS
   -----------------
   Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Results of Operations
---------------------
Quarter Ended August 24, 1996
-----------------------------
Revenues for the quarter ended August 24, 1996 were $33.0 million, a decrease of $4.0 million, or 10.7%, below the quarter ended August 26, 1995. The decrease in revenues was primarily attributable to the Company's strategic decision to reduce catalog circulation by approximately 13% in the second quarter. Circulation was reduced because higher paper prices required the Company to more closely target catalog circulation to those customers whose purchases were expected to cover the higher costs of the catalogs. The Company anticipates increasing circulation in the second half of the fiscal year, its most important selling season. Average revenue per order increased by approximately 9%. Order volume was down approximately 16% compared to last year's second quarter not only because of the lower circulation, but also because of the timing of shipments, which resulted in a higher unshipped order backlog at quarter-end.

Product and delivery costs decreased by $.4 million, or 2.3%, in the quarter ended August 24, 1996, as compared to the second quarter of the prior year. The decrease in costs was primarily attributable to lower order volume. These costs also comprised a higher percentage of revenues, 49.7% in the quarter ended August 24, 1996, as compared to 45.4% in the quarter ended August 26, 1995. The rise in costs as a percentage of revenues was partially due to the effect of fixed costs of the Company's distribution center and its labor force on the lower sales volume, as well as to lower shipping and handling revenue.

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, decreased $.4 million, or 2.0% in the current quarter. As a percentage of revenues, SG&A costs rose from 54.5% in the quarter ended August 26, 1995 to 59.9% in the quarter ended August 24, 1996.

The circulation reduction, as well as lower page counts in several catalogs, reduced catalog costs in the current quarter. However, the cost of paper used in the Company's catalogs was approximately $1.2 million higher on a pretax basis ($.08 per share) this quarter, as compared to the prior quarter. Higher paper costs reflected a steep rise in the market price of such paper. In the second quarter this year, the cost of paper used by the Company was approximately 40% higher than the cost of paper used in the second quarter last year. Because the Company purchased paper in advance of its needs in order to ensure an adequate supply, it still has an inventory of higher-priced paper for its core catalogs, which is expected to be substantially utilized in the second half of fiscal 1997. Although the price of this paper is higher than currently available prices, it is comparable to the prices reflected in last year's second half results. The Company has also bought paper at lower current market prices, which is expected to be used for specialty catalogs mailed in the second half of the fiscal year.

The Company generated approximately 9% higher revenue per catalog in the second quarter this year compared to last year. Nevertheless, the increase in paper costs, as well as the impact of higher fixed overhead on lower sales, caused the ratio of SG&A costs as a percentage of revenues to rise.

The results for last year's second quarter reflected a non-recurring provision of $1.0 million for estimated costs of the Company's terminated merger with Freeman Spogli & Co. Incorporated. The estimated costs consisted principally of legal, accounting, and filing fees.

Interest income for the quarter ended August 24, 1996 of $113,000 declined by $253,000 as compared to the second quarter of the prior year, due to a lower investment balance. Interest expense for the quarter ended August 24, 1996 of $104,000 was $34,000 lower than the same period last year, principally due to lower average debt levels.

The effective income tax rate was 33% for the current quarter, the same as in the second quarter of fiscal 1996.

Six Months Ended August 24, 1996
--------------------------------
Revenues for the six months ended August 24, 1996 were $59.3 million, a decrease of $7.3 million, or 10.9% below the corresponding period of the prior year. The decrease in revenues was primarily attributable to the Company's strategic decision to reduce catalog circulation by approximately 16% in the first half of the fiscal year, in order to more closely target circulation to those customers whose purchases were expected to cover the higher paper cost of its catalogs. Orders shipped declined by approximately 15%, while average revenue per order rose by 8%.

Product and delivery costs decreased by $1.6 million, or 4.9% as compared to the same period last year because of lower order volume. These costs rose as a percentage of revenues from 48.1% in the prior six month period to 51.3% in the current period, partially because of the impact of fixed costs of the Company's distribution center and its labor force on the lower sales volume, as well as to a reduction in shipping and handling revenue.

Selling, general and administrative (SG&A) expenses decreased $1.5 million, or 3.9%, for the current six months as compared to the same period last year, due primarily to lower catalog circulation. However, higher paper costs (as discussed in the results of operations for the second quarter) negatively impacted first half pretax results by approximately $2.3 million, or $.16 per share. As a percentage of revenues, SG&A costs increased from 58.8% for the six months ended August 26, 1995 to 63.4% for the current six month period. Even though revenue per catalog rose by approximately 11%, higher paper costs, as well as the impact of higher fixed overhead on lower sales volume, caused the ratio of SG&A costs, as a percentage of revenues, to rise.

The results for the six months ended August 26, 1995 reflected a non-recurring provision of $1.0 million for the estimated costs of the Company's terminated merger with Freeman Spogli & Co. Incorporated. The estimated costs consisted principally of legal, accounting and filing fees.

Interest income for the current six months ended August 24, 1996 of $407,000 decreased by $480,000 as compared to the same period of the prior year, due to a lower investment balance. Interest expense for the six months ended August 24, 1996 of $220,000 was $70,000 lower than the same period last year, due to lower average debt levels.

The effective income tax rate was 33% for the six months ended August 24, 1996, the same as in the six months ended August 26, 1995.

Financial Condition
-------------------
The Company's working capital ratio at August 24, 1996 was 2.67 to 1, as compared to 5.63 to 1 at February 24, 1996 and 3.80 to 1 at August 26, 1995. Due to the seasonality of the Company's business, the first half of the fiscal year has been a loss period, and a period of working capital demand in preparation for the peak selling season. The Company builds up its inventory and prepays substantial catalog costs during this period. It also collects its year-end receivables from customers under its deferred billing program during this period. During the six months ended August 24, 1996, the Company used a comparable amount of cash for working capital needs as in the corresponding period last year. These needs were met with funds generated from operations, and from a revolving credit facility.

On August 19, 1996, the Company entered into a $42 million four-year revolving credit facility with Chase Manhattan Bank and NationsBank. The funds drawn down under the revolver can be used for general corporate purposes, including working capital needs, capital spending, and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio, and capital spending restrictions. The credit facility replaced previously existing credit lines. As of August 24, 1996, the Company has drawn down the facility by $10 million plus approximately $6.7 million of outstanding letters of credit.

The Company expended capital of approximately $7.8 million during the first half of fiscal 1997, primarily to expand its National Distribution Center by an additional 335,000 square feet, and to enhance its order processing system. The expansion project was completed on time and on budget, and is now fully operational.

During the first half of fiscal 1997, the Company continued its open market stock repurchase program, and acquired 151,700 shares of its common stock. As of August 24, 1996, the Company had acquired a total of 284,000 shares since the repurchase plan was authorized.

PART II.
                           OTHER INFORMATION
                           -----------------
Items 1, 2 and 3 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders.

      On July 18, 1996, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results with respect to each such matter are summarized below:

      1. Election of three Directors for a three year term expiring at the 1999 Annual Meeting of Stockholders.

                               For             Withheld
                               ---             --------

           Lillian Vernon      8,249,034       677,534

           Leo Salon           8,216,889       709,679

           Howard Goldberg     8,252,084       674,484

      2. Approval of the appointment of Coopers & Lybrand, LLP, as the independent auditors of the Company for the year ended February 22, 1997.

                For            Against         Abstained
                ---            -------         ---------

                8,574,451      24,160          327,957

      3. Approval of the amendment of the Company's 1987 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan to provide that an additional 500,000 shares of common stock be reserved for issuance thereunder.

           For            Against        Abstained       Non-Voting
           ---            -------        ---------       ----------

           6,775,711      1,254,119      62,326          834,412

Item 5. Other Information

      On August 19, 1996, The Company entered into a $42 million four-year revolving credit facility with Chase Manhattan Bank and NationsBank, which can be used for general corporate purposes, including working capital needs, capital spending, and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The credit facility replaced previously existing credit facilities.

Item 6.  Exhibits and Reports on Form 8-K

           Exhibit 10.34 -     Revolving Credit Agreement, Letter of Credit and
                               Bankers Acceptance Facility dated as of August
                               19, 1996 among Lillian Vernon Corporation, as
                               Borrower, Lillian Vernon Fulfillment Services,
                               Inc., LVC Retail Corporation and Lillian Vernon
                               International Ltd., as Guarantors, the Banks named therein and The Chase Manhattan Bank, as agent.

           Exhibit 11 -        Statement re: Computation of Loss Per Share

         Reports on Form 8-K: None

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



                                  Lillian Vernon Corporation
                                 --------------------------
                                  (Registrant)





Date:  October 4, 1996        By:
                                 ---------------------------
                                  Robert S. Mednick
                                  Vice President-Chief Financial Officer