Form 10-Q
period 1996-11-23
LILLIAN VERNON CORP
filed 1997-01-06
CIK 818008

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


  (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended November 23, 1996.


                                      OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from......to.........

                  Commission file number 1-9637.



                          LILLIAN VERNON CORPORATION
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

        Delaware                                   13-2529859
-------------------------------------------------------------------------------
(State or other jurisdiction              (IRS Employer Identification Number)
 of incorporation or organization)

                 543 Main Street, New Rochelle, New York 10801
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 914-576-6400
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

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


9,618,662 Shares of Common Stock, $.01 par value, as of January 3, 1997.

                           LILLIAN VERNON CORPORATION


                                   Form 10-Q

                               November 23, 1996



Part I. Financial Information                                        Page #
-----------------------------                                        ------
      Item 1.
      Consolidated Balance Sheets as of
      November 23, 1996, November 25, 1995
      (unaudited) and February 24, 1996
      (audited)                                                       3

      Consolidated Statements of Income
      for the quarter and nine months ended
      November 23, 1996 and November 25, 1995
      (unaudited)                                                     4

      Consolidated Statements of
      Cash Flows for the nine months ended
      November 23, 1996 and November 25, 1995
      (unaudited)                                                     5

      Notes to Consolidated Financial
      Statements                                                      6-7

      Item 2.
      Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations                                                   8-9


Part II. Other Information                                            10
--------------------------

Signatures                                                            11

Exhibits                                                              12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         November 23,      November 25,    February 24,
                                                                            1996               1995            1996
                                                                         ------------     -------------    -----------
                                                                                 (Unaudited)                 (Audited)
                                   ASSETS
Current assets:
    Cash and cash equivalents                                             $   3,443         $   8,939         $  25,771
    Accounts receivable                                                      32,522            33,039            21,435
    Merchandise inventories                                                  44,888            43,142            30,948
    Deferred income taxes                                                      --                --                 923
    Prepayments and other current assets                                     11,121            16,424            14,231
                                                                          ---------         ---------         ---------
         Total current assets                                                91,974           101,544            93,308

Property, plant and equipment, net (Note 1)                                  40,847            29,530            33,624
Deferred catalog costs                                                       19,196            18,163             6,506
Other assets                                                                  2,374             3,131             2,947
                                                                          ---------         ---------         ---------
         Total                                                            $ 154,391         $ 152,368         $ 136,385
                                                                          ---------         ---------         ---------


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                           $  30,204         $  24,362         $  12,115
    Customer deposits                                                         1,641             1,993               128
    Current portion of long-term debt and lease obligations                   1,480             1,443             1,452
    Revolving debt (Note 2)                                                    --                --                --
    Income taxes payable                                                       --                --               2,892
    Deferred income taxes                                                     2,795             3,027              --
                                                                          ---------         ---------         ---------
         Total current liabilities                                           36,120            30,825            16,587

Long-term debt, less current portion                                          1,271             2,546             2,544
Capital lease obligations, less current portion                                 182               386               339
Deferred compensation                                                         3,400             3,092             3,099
Deferred income taxes                                                           393               714               623
                                                                          ---------         ---------         ---------
         Total liabilities                                                   41,366            37,563            23,192
                                                                          ---------         ---------         ---------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
         authorized; no shares issued and outstanding                          --                --                --
    Common stock, $.01 par value; 20,000,000 shares
         authorized; issued - 10,361,401 shares, 9,976,537 shares
         and 9,993,643 shares                                                   104               100               100
    Additional paid-in capital                                               30,764            26,816            27,026
    Retained earnings                                                        92,827            91,980            91,923
    Unearned compensation                                                      (127)             --                --
    Treasury stock, at cost -714,658 shares, 233,099 shares
         and 359,999 shares                                                 (10,543)           (4,091)           (5,856)
                                                                          ---------         ---------         ---------
         Total stockholders' equity                                         113,025           114,805           113,193
                                                                          ---------         ---------         ---------
         Total                                                            $ 154,391         $ 152,368         $ 136,385
                                                                          ---------         ---------         ---------

                                            See Notes to Consolidated Financial Statements

                                                             Page 3 of 12

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                            Third Quarter Ended                   Nine Months Ended
                                                      --------------------------------      ---------------------------------
                                                      November 23,        November 25,       November 23,        November 25,
                                                         1996                 1995              1996                1995
                                                      ------------        ------------       ------------        ------------
Revenues                                               $ 100,343           $  97,450          $ 159,626          $ 163,984

Costs and expenses:
    Product and delivery costs                            42,039              41,659             72,457             73,645
    Selling, general and administrative expenses          44,984              43,159             82,582             82,315
    Merger - related expenses (Note 3)                      --                  --                 --                  950
                                                       ---------           ---------          ---------          ---------
                                                          87,023              84,818            155,039            156,910
                                                       ---------           ---------          ---------          ---------
        Operating income                                  13,320              12,632              4,587              7,074
Interest income                                                4                 109                418                997
Interest expense                                            (265)               (165)              (492)              (455)
                                                       ---------           ---------          ---------          ---------
        Income before income taxes                        13,059              12,576              4,513              7,616

Provision for (benefit from) income taxes:
    Current                                                3,121               3,195             (1,929)              (662)
    Deferred                                               1,261                 955              3,491              3,175
                                                       ---------           ---------          ---------          ---------
                                                           4,382               4,150              1,562              2,513

        Net income                                     $   8,677           $   8,426          $   2,951          $   5,103
                                                       ---------           ---------          ---------          ---------


Net income per common share outstanding                $     .90           $     .86          $     .31          $     .52
                                                       ---------           ---------          ---------          ---------


Weighted average number of shares outstanding              9,666               9,749              9,670              9,721


                                                See Notes to Consolidated Financial Statements

                                                             Page 4 of 12

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                          Nine  Months  Ended
                                                                                  -------------------------------------
                                                                                   November 23,           November 25,
                                                                                       1996                   1995
                                                                                  --------------          -------------
                                                                                               (Unaudited)
Cash flows from operating activities:
    Net income                                                                           $2,951                 $5,103
    Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation                                                                      2,802                  2,413
        Amortization                                                                        341                    285
        (Increase) decrease in accounts receivable                                      (11,087)               (11,557)
        (Increase) decrease in merchandise inventories                                  (13,940)               (12,724)
        (Increase) decrease in prepayments and other current assets                       3,110                 (8,929)
        (Increase) decrease in deferred catalog costs                                   (12,690)               (11,531)
        (Increase) decrease in other assets                                                (201)                  (370)
        Increase (decrease) in trade accounts payable and accrued expenses               18,089                 10,306
        Increase (decrease) in customer deposits                                          1,513                  1,608
        Increase (decrease) in income taxes payable                                      (2,892)                (3,576)
        Increase (decrease) in deferred compensation                                        301                    179
        Increase (decrease) in deferred income taxes                                      3,488                  3,176
                                                                                  --------------            -----------
             Net cash used in operating activities                                       (8,215)               (25,617)
                                                                                  --------------            -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                           (9,522)                (2,356)
                                                                                  --------------            -----------
             Net cash used in investing activities                                       (9,522)                (2,356)
                                                                                  --------------            -----------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations                   (1,402)                (1,380)
    Proceeds from issuance of common stock                                                1,057                  1,381
    Proceeds from short term borrowings                                                  12,500                     --
    Repayment of short term borrowings                                                  (12,500)                    --
    Dividends paid                                                                       (2,048)                (2,044)
    Payments to acquire treasury stock                                                   (2,855)                   (77)
    Other                                                                                   657                    253
                                                                                  --------------            -----------
             Net cash used in financing activities                                       (4,591)                (1,867)
                                                                                  --------------            -----------

             Net decrease in cash and cash equivalents                                  (22,328)               (29,840)
                                                                                  --------------            -----------

Cash and cash equivalents at beginning of period                                         25,771                 38,779
                                                                                  --------------            -----------
Cash and cash equivalents at end of period                                               $3,443                 $8,939
                                                                                  --------------            -----------


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                           $563                   $571
        Income taxes                                                                      3,129                  3,920
Supplemental disclosure of noncash financing activities--See Note 4

                                            See Notes to Consolidated Financial Statements

                                                          Page  5  of  12


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


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):


                                     November 23,  November 25,   February 24,
                                         1996          1995          1996
                                     ------------  ------------   ------------
   Land and buildings                   $31,454      $21,140      $25,578
   Machinery and equipment               25,978       22,801       21,894
   Furniture and fixtures                 3,310        3,158        3,240
   Leasehold improvements                 3,772        3,690        3,777
   Capital leases                         1,262        1,262        1,262
                                        -------      -------      --------
    Total property, plant &
     equipment, at cost                  65,776       52,051       55,751

    Less, accumulated depreciation
      and amortization                   24,929       22,521       22,127
                                        -------      -------      --------
   Property, plant and equipment - net  $40,847      $29,530      $33,624
                                        -------      -------      --------

2. CREDIT FACILITY

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

Through the third quarter of fiscal 1997, the Company had borrowed up to $12.5 million under the revolving credit facility, but as of November 23, 1996, had repaid all of these borrowings. Interest was payable at a weighted average interest rate of approximately 5.8%. There were approximately $5.9 million of letters of credit outstanding as of November 23, 1996.

3.TERMINATED MERGER AGREEMENT

On June 13, 1995, the Company entered into a Merger Agreement with an affiliate of Freeman Spogli & Co. Incorporated, under which the Company would have been recapitalized. The Merger Agreement was terminated on September 18, 1995 when it was determined that financing for the transaction could not be obtained. A provision for the costs of the terminated merger of $950,000 was recorded in the financial statements for the period ended November 25, 1995. These costs consisted principally of legal, accounting and filing fees.

4. NONCASH FINANCING ACTIVITIES

On May 25, 1996, non-qualified stock options aggregating 180,000 shares were exercised by one of the Company's Officers, with a total exercise price of $1,440,000. As consideration for the exercise price and for income taxes required to be withheld, the Company received an aggregate of 133,759 shares of Lillian Vernon Common Stock, which are reported as Treasury Stock on the balance sheet. The number of shares was determined by the market price of the Company's common stock on the exercise date.

5. RECLASSIFICATIONS

Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

ITEM 2.
-------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Results of Operations
---------------------
Quarter Ended November 23, 1996
-------------------------------
Revenues for the quarter ended November 23, 1996 were $100.3 million, an increase of $2.9 million, or 3.0%, over the quarter ended November 25, 1995. The increase in revenues was primarily attributable to approximately 3% higher average revenue per order.

Product and delivery costs increased $.4 million, or 1.0%, in the quarter ended November 23, 1996, as compared to the third quarter of the prior year. These costs comprised a lower percentage of revenues, 41.9% in the quarter ended November 23, 1996, as compared to 42.7% in the quarter ended November 25, 1995. The main reason was because product profit margin improved, mostly because of less inventory liquidation.

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $1.8 million, or 4.2%, in part because catalog circulation was approximately 4% higher. In addition, other SG&A costs rose, particularly to support the Company's specialty catalogs and to develop new business strategies such as the Frequent Buyers' Club and the Japanese catalog mailing. As a percentage of revenues, SG&A costs increased from 44.3% in the quarter ended November 25, 1995 to 44.8% in the quarter ended November 23, 1996.

When prices were higher than current prices, the Company had purchased paper in advance of its needs to ensure an adequate supply. As a result, during the third quarter, it still had an inventory of higher-priced paper for its core catalogs, which is not expected to be substantially utilized until the end of the current fiscal year. The Company has also bought paper at the lower current market prices, mostly for its specialty catalogs, and the third quarter has begun to reflect these lower paper costs. For the third quarter, the average cost of paper (per ton) used in the Company's catalogs was about 8% lower than last year.

Interest income for the quarter ended November 23, 1996 decreased $.1 million, and interest expense rose $.1 million as compared to the same period last year. This year, the Company did not have excess funds invested during the third quarter, and instead, borrowed under its revolving credit facility.

The effective income tax rate was 33.6% for the quarter ended November 23, 1996 and 33% for the quarter ended November 25, 1995.

Nine Months Ended November 23, 1996
-----------------------------------
Revenues for the nine months ended November 23, 1996 were $159.6 million, a decrease of $4.4 million, or 2.7%, lower than the corresponding period of the prior year. The decline in revenues was primarily attributable to the Company's strategic decision to reduce catalog circulation due to higher paper prices in the first half of the fiscal year, and raise circulation in the second half, its most important selling season. For the current nine-month period, circulation was approximately 5% lower than the same period last year. Average revenue per order increased 5% for the nine months ended November 23, 1996, while the volume of orders shipped declined about 7% as compared to the corresponding nine month period last year.

Product and delivery costs declined $1.2 million, or 1.6%, for the nine months ended November 23, 1996 because of the lower sales volume. These costs rose as a percentage of revenues from 44.9% in the prior nine month period to 45.4% in the current period. Although product profit margin improved principally because of less inventory liquidation, the other elements of product and delivery costs rose, particularly depreciation associated with the recent expansion of the Company's National Distribution Center. Shipping and handling revenue, which offsets product and delivery costs in the financial statements, was reduced by certain promotions the Company ran this year, also contributing to higher net product and delivery costs.

Selling, general and administrative (SG&A) expenses increased $.3 million, or 0.3%, for the nine months ended November 23, 1996, as compared to the corresponding period of the prior year. As a percentage of revenues, SG&A costs increased from 50.2% for the nine months ended November 25, 1995 to 51.7% for the current nine month period. Even though average revenue per catalog rose by approximately 3% for the current nine-month period, higher paper prices for the Company's catalogs, and a rise in the other elements of SG&A expenses, particularly to support the Company's specialty catalogs and to develop new business strategies, caused the amount and ratio of SG&A costs as a percentage of revenues to increase.

The results for the nine month period ended November 25, 1995 reflect a non-recurring provision of $950,000 for costs of the Company's terminated merger with Freeman Spogli & Co. Incorporated. These costs consisted principally of legal, accounting and filing fees.

Interest income for the current nine month period decreased $.6 million from the corresponding period last year, due to a lower average investment balance. Interest expense for the nine months ended November 23, 1996 was approximately equal to the same period of the prior year. A reduction of interest expense caused by the repayment of long-term debt was offset by additional interest expense on borrowings under the Company's revolving credit facility in the third quarter.

The effective income tax rate for the nine months ended November 23, 1996 was 34.6%, as compared to 33.0% for the corresponding period last year.

Financial Condition
-------------------
The Company's working capital ratio at November 23, 1996 was 2.55 to 1 as compared to 5.63 to 1 at February 24, 1996 and 3.29 to 1 at November 25, 1995. The Company's working capital needs have been met with funds generated from operations, and from drawdowns against its revolving credit facility.

During the nine months ended November 23, 1996, the Company used less funds for working capital needs than in the corresponding period last year, mostly because of less advance purchases of paper for its catalogs. The Company expended capital of approximately $9.5 million during the first nine months of fiscal 1997, primarily to expand its National Distribution Center by an additional 335,000 square feet, and to enhance its order processing system. The expansion project was completed on time and on budget, and was fully operational in early September 1996.

On August 19, 1996, the Company entered into a $42 million four-year revolving credit facility with Chase Manhattan Bank and NationsBank. The funds drawn down under the revolver can be used for general corporate purposes, including working capital needs, capital spending, and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio, and capital spending restrictions. The credit facility replaced previously existing credit lines. Through the third quarter of fiscal 1997, the Company had borrowed up to $12.5 million under the revolving credit agreement, but as of the end of the quarter, had repaid all of these borrowings. There were approximately $5.9 million of letters of credit outstanding as of November 23, 1996.

During the nine months ended November 23, 1996, the Company continued its open market stock repurchase program, and acquired 220,900 shares of its common stock for approximately $2.9 million. As of November 23, 1996, the Company had acquired a total of 353,200 shares since the repurchase plan was authorized on October 10, 1995.

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



                                           Lillian Vernon Corporation
                                           --------------------------
                                                   (Registrant)





Date:  January 6, 1997                      By:
       ---------------                         ------------------------
                                               Robert S. Mednick
                                               Vice President,
                                               Chief Financial Officer