Form 10-K
period 1997-02-22
LILLIAN VERNON CORP
filed 1997-05-21
CIK 818008

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)
   [X]               For the fiscal year ended February 22, 1997

                                       or

   [ ]               For the transition period from          to

Commission File Number 1-9637

                           LILLIAN VERNON CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                              13-2529859
(State of incorporation)                                 (I. R. S. Employer
                                                         Identification No.)

543 Main Street. New Rochelle, New York                         10801
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:  (914) 576-6400

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Title of each class                                 on which registered
-------------------                                 ----------------------

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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this Chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy information statement, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value for the Voting Stock held by non-affiliates (based upon the closing price on May 15, 1997) was approximately $84,749,094.

As of May 15, 1997, there were 9,610,166 shares of Common Stock, par value $.01 per share, outstanding.

Part III is incorporated by reference to the registrant's Proxy Statement pursuant to Regulation 14A, covering the Annual Meeting of Stockholders to be held July 25, 1997.

                    The Index to Exhibits appears on page 20.

                           LILLIAN VERNON CORPORATION

                      FISCAL 1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        Page
                                     PART I

Item 1.           Business............................................     1

Item 2.           Properties..........................................     9

Item 3.           Legal Proceedings...................................    10

Item 4.           Submission of Matters to a Vote of
                  Security Holders....................................    10


                                     PART II

Item 5.           Market for the Registrant's Common Equity and
                  Related Stockholder Matters.........................    11

Item 6.           Selected Financial Data.............................    12

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......    13

Item 8.           Financial Statements and Supplementary Data.........    18

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure. . .  .......    18


                                    PART III

Item 10.          Directors and Executive Officers of the
                  Registrant..........................................    19

Item 11.          Executive Compensation..............................    19

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management...............................    19

Item 13.          Certain Relationships and Related Transactions......    19


                                    PART IV

Item 14.          Exhibits, Financial Statements, Schedules and
                  Reports on Form 8-K.................................    20

                                     PART I



Item 1.   Business



General


          Lillian Vernon Corporation (the "Company") is a direct mail specialty catalog company concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products. The Company, a predecessor of which was founded in 1951, seeks to provide customers with reasonably priced products that can be differentiated from competitive products either by design, price or personalization. In fiscal 1997, the Company published 29 catalog editions, and mailed over 175,000,000 catalogs to past and prospective customers.

          The Company has developed a proprietary customer data base containing information about its customers, including such data as order frequency, size and date of last order, and type of items purchased. These and other factors are analyzed by computer to rank and segment customers to determine those most likely to purchase products offered in the Company's catalogs. The data base contains information with respect to approximately 19,400,000 people, approximately 3,200,000 of whom have placed orders with the Company during the last fiscal year. The Company derives a small portion of its revenue from the rental of its customer list to direct mail marketers and other organizations. The Company also has a Special Markets division, which makes sales of premium and incentive products, and sells to the wholesale market. The Company also operates a chain of outlet stores which offers Lillian Vernon merchandise.

          The following table reflects the Company's history in the areas of circulation of its catalogs, number of orders received and average revenue per order received, over the last five fiscal years.

                                          Fiscal Years Ended
                           ----------------------------------------------------
                           February   February   February   February   February
                           27, 1993   26, 1994   25, 1995   24, 1996   22, 1997
                           --------   --------   --------   --------   --------
Number of
catalogs
mailed (000's)
(1)                         140,999    150,846    179,424    179,539    175,232

Number of
catalog
editions                         20         22         26         27         29

Number of
orders received
(000's)                       4,405      4,602      4,940      4,903      4,643

Average revenue
per order
received (2)                 $40.09     $42.86     $44.61     $49.31     $52.57


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

          The Company varies the quantity of its catalog mailings based on the selling season, anticipated revenue per catalog, the price of paper and its capacity to process and fill orders. In the first half of fiscal 1997, the Company reduced catalog circulation due to substantially higher paper costs. During the second half of fiscal 1997 the Company experienced lower paper prices and increased catalog circulation for its busy fall selling season. In fiscal 1997, the Company produced 29 different catalog editions.

--------------------

(1) "Number of catalogs mailed" includes catalog circulation to the extent that related orders are received in that fiscal year.

(2) "Average revenue per order received" is not reduced for refunds, nor does it include shipping and handling or applicable state sales tax remittance.

The following table provides a breakdown of the various catalogs mailed, and information regarding the range of pages and product offerings in each:

                                                                       No. of
                                      No. of         No. of            Products
Catalog Title                        Editions        Pages             Offered
-------------                        --------        ------            -------
Lillian Vernon Spring
Catalog                                     5        84-96             550-650

Lillian Vernon Fall
Catalog                                     5        96-120            650-850

Private Sale                                5        84-108            400-550

Lilly's Kids                                5        44-84             200-400

Christmas Memories                          3        48-64             250-350

Neat Ideas/Welcome
to an Organized Home                        3        48                300

Lillian Vernon's
Kitchen                                     2        56-72             350-400

Personalized Gift                           1        64                575


          Merchandise offered by the Company includes gifts, holiday products, toys and children's products, personal and home accessories, kitchen and houseware products, gardening and outdoor products. The Company employs a staff of experienced buyers, who seek reliable sources for what the Company believes to be unique, quality merchandise. The buyers attend numerous domestic and international trade and merchandise shows, study merchandising trends and review the performance of merchandise previously offered. The Company also uses both its creative staff and free-lance artists to develop distinctive designs for many of its products, which the Company copyrights and has manufactured to its specifications. The Company provides free monogramming and full name personalization on many of the products it sells. In the past fiscal year, products which can be personalized or which were manufactured to the Company's exclusive design specifications accounted for about half of the products offered by the Company.

          Private Sale catalogs are primarily used to sell merchandise overstocks and deleted products, and are generally mailed only to customers in the Company's data base.

          The Company's Lilly's Kids catalogs feature toys, games, baby products, room decor and fashion accessories for children.

          The Company's Christmas Memories catalogs are targeted to the Christmas season and offer ornaments, holiday decor, gifts, cards and many unique and exclusive products.

          The Company's Welcome to an Organized Home and its recently introduced Neat Ideas catalogs, offer a variety of home decor, organizational products and housewares.

          The Company's Personalized Gift catalogs primarily feature gift items, all offered with available personalization.

          Lillian Vernon's Kitchen catalogs offer products which include cookware, dinnerware, gourmet accessories, cutlery, glassware, flatware and gifts, many of them exclusive to this catalog.

          The Company has conducted limited test marketing of certain of its catalogs in Japan. The Company is presently evaluating the results of the tests, and is formulating further test market plans for the Japanese market.

          The Company offers a deferred billing program to its customers, in which it agrees to charge the customers' credit cards for the full amount of their purchase at a future date specified in each catalog. The Company does not charge interest to the customers who participate in the deferred billing program.

          All products sold, including personalized products, are unconditionally guaranteed. An unsatisfied customer may return any product, even if personalized, for any reason. The dollar value of refunds requested by customers under the guarantee in fiscal 1997 was approximately 4.3% of revenues.

          The Company purchases its products from approximately 1,000 suppliers. Approximately 78% of the items sold by the Company are purchased abroad, predominantly from manufacturers located in Taiwan, Hong Kong, the Peoples' Republic of China, Italy, India and Germany. Most purchase orders are denominated in U.S. dollars. Although no manufacturer is individually material to the Company's operations, the Company buys significant quantities through several Far East trading companies which utilize multiple manufacturers. Also, the Company buys approximately 7% of its purchases through one Far Eastern buying agent, which acts as the Company's representative in its dealings with many different manufacturers in the Peoples' Republic of China and Hong Kong. As a result of its reliance upon foreign suppliers, the Company is subject to the risks of doing business abroad. To date, the Company has experienced no material disruptions.

Marketing

          The Company maintains a proprietary customer data base containing information with respect to approximately 19,400,000 customers, gift recipients and people who have requested its catalogs, approximately 3,200,000 of whom have placed orders with the Company during the last fiscal year. In addition, the Company rents from and exchanges lists or specific portions of lists with direct marketers and other organizations in an attempt to gain new customers. Over 175,000,000 catalogs were mailed in fiscal 1997, of which approximately 82% were mailed to people whose names were in the Company's proprietary data base and approximately 18% were mailed to prospects derived from rented lists.

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

Order Fulfillment and Distribution

          Orders for merchandise are received by mail, telephone, fax, and via the Internet. Orders are received and processed at the Company's National Distribution Center in Virginia Beach, Virginia. Customer Service operations are also conducted at this facility. The Company also operated a temporary telephone order call center in New Rochelle, New York during its peak selling season. The Company receives telephone orders on a 24-hour basis, seven days a week, with orders generally entered directly into the computer. Mail orders are opened, compared to payments, batched and entered into computer terminals. The Company uses its own data processing personnel to enter mail and telephone orders, as well as service bureaus to enter telephone orders on an as-needed basis. During fiscal 1997, the Company continued upgrading its computer capacity to enable it to handle an increase in telephone orders.

          All orders are processed, packed and shipped at the Company's National Distribution Center. Approximately 52% of customer orders are shipped by United Parcel Service, with nearly all other orders being sent by the U.S. Postal Service. The Company also offers Federal Express delivery as an option to its customers, for an extra charge.

          The Company's newly expanded National Distribution Center, an 821,000 square foot facility located in Virginia Beach, Virginia, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. All of the Company's distribution, and a majority of its warehousing activities, are conducted at this facility. The National Distribution Center is generally operated on a five-day-a-week basis, except during the Holiday season, when, depending upon demand, it may operate on a six or seven-day-a-week, three-shift basis. Personalization of products is done at the Company's National Distribution Center. The Company also owns a 154,000 square foot building in Virginia Beach used for additional distribution and warehousing space.

          The Company continually assesses the need to upgrade the capacity of its distribution facilities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Paper and Mailing Costs

          The Company expends significant amounts on paper in the production of its catalogs. The Company also uses substantial amounts of packing supplies and corrugated paper for boxes in which it ships its products. In fiscal 1997, the Company spent approximately $31.2 million in total paper costs and approximately $53.3 million in mailing catalogs and packages to its customers. In recent years, the U.S. Postal Service has increased its rates for both the mailing of catalogs and packages. The last postage increase in January 1995, increased the postage rate paid by the Company by 14%. In July 1996, Postal Classification Reform was implemented, which resulted in the Company paying approximately 4% lower postal rates in fiscal 1997 as compared with the previous fiscal year. No assurance can be given that postal rates will not increase in the future. United Parcel Service has also increased its rates, with increases occurring in February of 1995, 1996 and 1997. The price of paper is dependent upon supply and demand in the marketplace. In fiscal 1996, the supply was extremely tight, and the price of paper rose significantly. The Company began fiscal 1997 with an inventory of paper which it had purchased earlier, at prices substantially higher than the then prevailing rate. This increased the Company's cost of doing business and caused the Company to strategically reduce catalog circulation in the first half of fiscal 1997. The Company experienced lower paper prices in the second half of the fiscal year and increased catalog circulation for its busy fall selling season. While the Company has been able to recover a portion of these cost increases through an increase in shipping and handling charges, a reduction in the dimensions and weight of the catalogs, circulation adjustments and improved efficiencies in shipping, the Company's fiscal 1996 and 1997 earnings have been negatively affected by the higher costs of paper. While the Company cannot estimate the magnitude of future paper and postage increases or decreases, such changes may impact the Company's future earnings. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Merchandise Overstocks

          The Company sells its overstocks to its customers at reduced prices, primarily through its Private Sale catalogs, its outlet stores and through special offers made to customers placing orders by telephone and online.

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

          A number of the Company's products are purchased from sources located in Hong Kong. On July 1, 1997, Hong Kong's status as a

British Crown Colony will end, with its rule reverting to the Peoples' Republic of China. After assessing the situation, the Company does not anticipate any disruptions in its sourcing of merchandise; however, no assurance can be given that such change will not adversely affect the Company.

          In the past, various states had taken action to require mail order retailers to collect sales tax from residents in their states, even if the only contact with such states is the mailing of catalogs into the states. On May 26, 1992, the Supreme Court ruled that state governments could not require out of state mail order companies to collect and remit sales and use taxes without Congressional authorization. Since that time, bills have periodically been introduced in Congress which would allow states to impose sales tax collection responsibility upon mail order companies. Management is unable to predict the likelihood of Congress passing such legislation, and whether the Company will, in the future, be required to collect sales and use taxes in the various states. The collection of sales tax by mail order companies could have an adverse effect on the Company's competitive position by increasing both its cost of doing business and the effective price of its products to its customers. Although the Company believes the aforementioned adverse effect will not be of a material nature, the Company is unable, at this time, to predict the impact of the collection of sales tax on its financial position and results of operations. The Company does not expect that the collection of sales tax would have a material effect on its liquidity.

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

Employees

          As of February 22, 1997, the Company and its subsidiaries employed approximately 1,350 employees. During the peak Holiday season, the Company employs approximately 4,000 employees including seasonal employees working in the telephone order, order processing and distribution areas. Employees are not covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

Item 2.   Properties

          The Company's corporate headquarters and administrative offices are located in a 41,000 square foot building in New Rochelle, New York. This facility is leased from David C. and Fred P. Hochberg, under a net sub-lease expiring on July 30, 1998, with a present annual net rental of $429,788. David
C. Hochberg is an officer, director and a principal stockholder of the Company. Fred P. Hochberg, a former officer and director, is a significant stockholder of the Company. The terms of such net lease provide that the Company is also responsible for the payment of all real estate taxes, insurance and other expenses associated with the operation and maintenance of the premises, including structural repairs.

           In fiscal 1997, the Company expanded its National Distribution Center by an additional 335,000 square feet to 821,000 square feet. The facility is located on approximately 62 acres in Virginia Beach, Virginia. The facility, which became fully operational during the summer of 1988, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. The Company financed the construction and equipping of this expansion primarily through internally generated cash. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                 All distribution and the majority of its warehousing activities, as well as mail order processing, customer service and telemarketing activities, are conducted at the Virginia Beach facility.

          The Company also owns a 154,000 square foot building in Virginia Beach which it utilizes for additional distribution and warehousing space.

          The Company leases, on a year-to-year basis, 11,000 square feet in an office building in New Rochelle, New York, which provides additional telephone order facilities for its peak selling season and administrative office space.

          The Company leases twelve retail locations, which serve as outlet stores, in the states of Virginia, New York and Delaware. The typical retail store is approximately 3,000 square feet, with leases expiring from fiscal 1998 through fiscal 2003, and various renewal options through fiscal 2008.

          The Company leases additional outlet store locations on a short-term basis, particularly during the holiday season.

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

Quarter Ended                        High                       Low
-------------                        ----                       ---
May 27, 1995                         22 1/4                    17 1/4
August 26, 1995                      20 3/4                    16 3/8
November 25, 1995                    17 1/8                    13 1/8
February 24, 1996                    14 3/4                    12 7/8
May 25, 1996                         15 1/4                    12 5/8
August 24, 1996                      14 5/8                    10 3/8
November 23, 1996                    13 1/2                    10 7/8
February 22, 1997                    13                        11 1/4

          As of May 15, 1997, there were 393 registered holders of the Company's Common Stock.

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

          On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of May 15, 1997, the Company has purchased 385,100 shares at a total cost of approximately $5.1 million.

Item 6.   Selected Financial Data


                                                                  Fiscal Years Ended
                                       -------------------------------------------------------------------------------
                                       February           February         February         February          February
                                       22, 1997           24, 1996         25, 1995         26, 1994          27, 1993
                                       --------           --------         --------         --------          --------
Operating Results
(000's)

Revenues.............                  $240,053           $238,192         $222,211         $196,331          $172,932
Income before income
  taxes..............                     8,112              8,425           19,134           19,495            16,323
Net income ..........                     5,354              5,729           13,620           12,772            10,773

Per Share
Net income..........                    $   .55           $    .59         $   1.38         $   1.35          $   1.15
Book value..........                      11.90              11.75            11.44            10.22              9.07
Dividends...........                        .28                .28              .26              .20               .20

Financial Position At
Year End (000's)

Cash and cash
  equivalents........                   $22,746           $ 25,771         $ 38,779         $ 52,880          $ 51,063
Working capital .....                    70,739             76,721           79,068           72,665            59,698
Total assets.........                   138,549            136,385          137,768          130,937           115,040
Long-term
  obligations (1)....                     2,883              4,335            5,755            7,150             8,525
Stockholders' equity                    114,326            113,193          110,187           97,255            85,104

Average shares
outstanding
(000's) ............                      9,658              9,713            9,892            9,448             9,355

--------------------

(1) Includes current installments and long-term portions of debt and capital lease obligations.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues. The table reflects certain reclassifications made to conform to the current year's presentation.

                                              Fiscal Years Ended
                                       ------------------------------
                                       February   February   February
                                       22, 1997   24, 1996   25, 1995
                                       --------   --------   --------
Revenues.............................    100.0%     100.0%     100.0%

Costs and expenses:
 Product and delivery costs..........    (46.0)     (46.1)     (44.2)
 Selling, general and
  administrative expenses............    (50.6)     (50.3)     (47.4)
                                         ------     ------     ------
 Operating income....................      3.4        3.6        8.4
Interest income......................      0.2        0.6        0.5
Interest expense.....................     (0.3)      (0.3)      (0.3)
Merger-related expenses..............       -        (0.4)        -
                                         ------      -----      ---
 Income before income taxes..........      3.3        3.5        8.6
Provision for income taxes...........     (1.1)      (1.1)      (2.5)
                                         ------     ------     ------

Net income...........................      2.2%       2.4%       6.1%
                                         ------     ------     ------

Fiscal 1997 and Fiscal 1996

         Revenues for fiscal 1997 were $240.1 million, an increase of $1.9 million, or 0.8% over fiscal 1996. Sales grew marginally, principally because catalog circulation for the year was reduced by about 2% compared to fiscal 1996. Circulation was reduced in the first half of the fiscal year because higher paper costs required the Company to more closely target its circulation to those customers whose purchases were expected to cover the higher costs of the catalogs. Average revenue per catalog rose by approximately 3%, driven by an increase in average order value of almost 7%. The volume of orders shipped decreased by approximately 5%.

         Product and delivery costs include the cost of merchandise sold, the cost of receiving, filling and shipping orders, reduced by shipping and handling revenue collected from customers. These costs of $110.4 million increased $.5 million, or 0.4% in fiscal 1997 as compared to fiscal 1996. As a percentage of revenues, product and delivery costs decreased slightly from 46.1% in fiscal 1996 to 46.0% in fiscal 1997. Product profit margin improved significantly, principally because less inventory liquidation was needed. The Company's postage expense to customers was positively impacted by the expansion of the Company's National Distribution Center, which eliminated some capacity constraints of the prior year. These cost reductions were partially offset by less shipping and handling revenue, which was lower because less orders were shipped, and because of certain marketing promotions run by the Company.

         Selling, general and administrative ("SG&A") expenses were $121.5 million in fiscal 1997, compared to $119.6 million in fiscal

1996, an increase of $1.9 million, or 1.6%. The largest component of these expenses are the costs of producing, printing and distributing the Company's catalogs. As a percentage of revenues, SG&A expenses increased from 50.3% in fiscal 1996 to 50.6% in fiscal 1997.

         The ratio of catalog costs to revenues improved in fiscal 1997, even though the cost of producing an average catalog was slightly higher. The ratio improved because of a rise in average revenue per catalog. High paper costs continued to be reflected in the Company's catalog expense, particularly in the core catalogs, while the prices of its specialty catalog paper improved during the latter part of the fiscal year.

         Paper prices have declined, and the Company has future commitments for paper at favorable prices. Postal costs to mail the Company's catalogs also declined in the second half of fiscal 1997 because of Postal Classification Reform regulations. The Company does not expect that any postal rate increases will have a significant impact on fiscal 1998 earnings. Lower paper and postage costs will enable the Company to reduce its cost structure, and to expand circulation in fiscal 1998.

         Other elements of SG&A expense besides catalog costs rose, principally because the Company made investments in staff in the executive, merchandising and creative areas. In addition, growth in the Company's Special Markets division, which sells to other businesses, and an increase in the number of outlet stores, were major factors affecting this increase.

         Interest income in fiscal 1997 was $.6 million, as compared to $1.3 million in fiscal 1996. The decrease of $.7 million was the result of a lower average investment balance, because of higher expenditures required for expansion of the Company's National Distribution Center. Interest expense increased by $.1 million in fiscal 1997 as compared to fiscal 1996 because of short term borrowings under the Company's revolving credit facility during fiscal 1997.

         The Company's effective income tax rate in fiscal 1997 was 34.0% as compared to 32.0% in fiscal 1996, principally due to higher tax deductions for charitable contributions in fiscal 1996.


Fiscal 1996 and Fiscal 1995

         Revenues for fiscal 1996 were $238.2 million, an increase of $16.0 million, or 7.2%, over fiscal 1995. The increase in revenues was primarily attributable to an increase of approximately 10.5% in the average revenue per order. The volume of orders shipped decreased by approximately 1%. Catalog circulation was approximately 1% higher than in fiscal 1995.

         Product and delivery costs of $109.9 million increased $11.6 million, or 11.8% in fiscal 1996 as compared to fiscal 1995. As a percentage of revenues, these costs increased from 44.2% in fiscal 1995 to 46.1% in fiscal 1996. Gross margin percentage on products sold declined because a greater portion of sales came from lower margin sources. Also, the Company expanded its free gift promotion in fiscal 1996, which contributed to an increase in the cost of goods sold, and the decline in gross margin. Gross margin also declined in the Company's outlet stores due to more in-store promotions, and in the Special Markets division, which primarily sells to other businesses. The Company's cost of order fulfillment rose in fiscal 1996 principally because of increases in the costs of packaging materials, postal and UPS rates, as well as additional costs caused by physical constraints of the Company's Distribution Center. A backlog of unshipped orders resulted in additional costs for expedited delivery before Christmas, and for related customer service inquiries. An expansion of the Company's Distribution Center, which commenced in fiscal 1996, was completed in fiscal 1997. The increase in fulfillment costs was largely offset by an increase in the shipping and handling fees charged to customers. After the effect of these product and delivery cost increases, higher sales contributed $4.4 million more toward catalog costs and overhead, as compared to fiscal 1995.

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

         Fiscal 1996 earnings reflect a non-recurring pretax charge of $921,000 for the costs of a terminated merger agreement. See Note
11 to Financial Statements.
                                       15

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

         Because of slower demand for its products in the first half of its fiscal year, the Company incurred a cumulative net loss during the first six months of fiscal 1997, 1996, and 1995. Due to these seasonal factors, management expects to incur a loss for the first half of fiscal 1998 as well.

Liquidity and Capital Resources

         The Company's balance sheet and liquidity are strong. At the end of fiscal 1997, cash and cash equivalents totalled $22.7 million; the current ratio was 4.7:1; stockholders' equity totalled $114.3 million; and debt obligations (including current maturities) represented 2.5% of equity.

         In fiscal 1997, the Company generated $13.0 million of cash from operating activities. A significant contributing factor to the Company's positive operating cash flow was the utilization of the large, higher-priced paper inventory from the prior year. The Company used $1.5 million of funds for long-term debt repayments, and generated $1.1 million from the sale of common stock through its employee stock option and purchase plans.

         Capital spending in fiscal 1997 totalled $10.3 million. Expenditures of $8.5 million were made as part of the expansion of the Company's National Distribution Center. The expansion project, consisting principally of a 335,000 square foot addition to the building, and related warehousing, shipping and computer equipment, cost approximately $14 million (including the fiscal 1996 expenditures), and was completed in August of 1996. Although the Company may find it necessary to expand the capacity of the National Distribution Center in the future, the Company has made no significant commitments for capital spending in fiscal 1998. The other major capital expenditures in fiscal 1997 were made to upgrade the Company's computer equipment, and its distribution center machinery and equipment.

         The Company entered into a $42 million four-year revolving credit facility in August 1996, which can be used to finance working capital needs, fixed assets, and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The new credit facility replaced previous facilities totaling $15 million which the Company had maintained with two banks.

         The Company has paid quarterly cash dividends since May 1992, increased its quarterly dividend from $.05 to $.07 per share in September 1994, and anticipates continuing to pay cash dividends to its stockholders in the future. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements, and other relevant factors. Dividends in fiscal 1997 totalled $2.7 million, or $.28 per share.

         On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. During the fiscal year ended February 22, 1997, the Company purchased 259,700 shares at a total cost of $3.3 million. Shares repurchased under the plan from inception through February 22, 1997 total 384,500, at a cost of $5.1 million.

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

Recently Issued Accounting Standards

         The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock-based compensation arrangements. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company has implemented the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" in fiscal 1997, but has retained its current accounting method.

         In the first quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 107 - "Disclosures about Fair Value of Financial Instruments". The fair value of the Company's financial instruments does not materially differ from their carrying values.

         Effective in the fourth quarter of fiscal 1998, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will require the Company to state a dual presentation of basic and diluted earnings per share on its Statements of Income. The basic calculation replaces the calculation of primary earnings per share, and is not expected to have a material impact on reported earnings per share.

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         Except for historical information contained herein, this Form 10-K contains forward-looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the potential for changes in consumer spending, consumer preferences and general economic conditions, increasing competition in the direct mail industry, changes in government regulations, dependence on foreign suppliers, and possible future increases in operating costs, including postage and paper costs.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item is submitted as a separate section of this report on pages F-1 through F-18.

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

                                     PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report on pages F-1 through F-18.

         (a)(1)  Consolidated Financial Statements


-Balance Sheets - February 22, 1997 and February 24, 1996. . . F- 2 -Statements of Income for the three Fiscal Years ended
 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . F- 3
-Statements of Stockholders' Equity for the three
 Fiscal Years ended 1997, 1996 and 1995. . . . . . . . . . .  .F- 4
-Statements of Cash Flows for the three Fiscal Years
 ended 1997, 1996 and 1995. . . . . . . . . . . . . . . . . .  F- 5
-Notes to Financial Statements . . . . . . . . . . . . . . . . F- 6
-Report of Independent Accountants . . . . . . . . . . . . . . F-18

         (a)(2) Schedules

All schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

         (b)      Reports on Form 8-K.

                  No Form 8-K reports have been filed by the Registrant during the last quarter of the period covered by this report.

         (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.                          Description                           Page
-----------                          -----------                           ----
2.1             -Plan and Agreement of Merger dated
                 June 29, 1987 between Lillian Vernon
                 Corporation, a New York corporation,
                 and the Company......................................       (1)
2.2             -Certificate of Ownership and Merger
                 between Lillian Vernon Corporation
                 and the Company filed in Delaware....................       (1)
2.3             -Certificate of Merger between Lillian
                 Vernon Corporation and the Company
                 filed in New York....................................       (2)
3.1             -Certificate of Incorporation with
                 Amendments of Lillian Vernon
                 Corporation..........................................       (2)
3.2             -By-Laws of Lillian Vernon Corporation................       (1)
4.3             -Right of First Refusal Agreement among
                 Lillian M. Katz, Fred P. Hochberg,
                 David C. Hochberg and the Company....................       (1)
10.1            -Amended and Restated Lillian Vernon
                 Corporation Profit Sharing Plan .....................      (12)
10.2            -Employees' Pension Plan..............................       (1)
10.3            -1987 Performance Unit, Restricted
                 Stock, Non-Qualified Option and
                 Incentive Stock Option Plan..........................       (1)
10.4            -Employee Stock Purchase Plan ........................       (1)
10.5            -First Amendment to Employment Agreement
                 with Lillian Vernon, formerly
                 Lillian M. Katz......................................       (7)
10.6            -Executive Deferred Compensation
                 Agreement and first amendment
                 thereto with Lillian Vernon,
                 formerly Lillian M. Katz.............................       (8)
10.7            -Employment Agreement with Fred P.
                 Hochberg.............................................       (1)
10.8            -Second Amendment to Deferred
                 Compensation Agreement with Fred P.
                 Hochberg.............................................       (9)
10.9            -Second Amendment to Deferred
                 Compensation Agreement with
                 David C. Hochberg....................................      (10)
10.10           -Industrial Development Bond and
                 Guaranty among the New Rochelle
                 Industrial Development Agency,
                 Bankers Trust, Fred P. Hochberg,
                 David C. Hochberg, the Company and
                 others...............................................       (1)
10.11           -Industrial Development Bond, Series B,
                 Acknowledgment of Assignment of
                 Interest in the Lease and Guaranty
                 and Sale Agreement among the Port
                 Chester Industrial Development Agency,

                 Bankers Trust, Fred P. Hochberg, David
                 C. Hochberg, the Company and others.................     (1)
10.12           -Form of Indemnification Agreement with
                 officers and directors..............................     (1)
10.13           -Hochbergs' Release of Company re:
                 Port Chester Distribution Center....................     (1)
10.14           -Lease for Company's facility at
                 New Rochelle, New York..............................     (1)
10.15           -Lease for Company's facility at
                 Port Chester, New York..............................     (1)
10.16           -Lease for Company's facility at
                 Elmsford, New York..................................     (1)
10.17           -Trademark Registrations for Lillian
                 Vernon Corporation - Service Mark
                 and Logo............................................     (1)
10.18           -Loan Agreement with Crestar Bank
                 and related documents...............................     (3)
10.19           -Note Purchase Agreement between the
                 Company and Northwestern National Life
                 Insurance Co., Farm Bureau Life
                 Insurance Co. of Michigan, FB Annuity
                 Corp., and Farm Bureau Mutual Insurance
                 Co. of Michigan and related Promissory
                 Notes dated September 9, 1988.......................     (4)
10.20           -Note Purchase Agreement between the
                 Company and Northern Life Insurance Co.,
                 Commercial Union Life Insurance Co.
                 of America, Life Insurance Co. of
                 Georgia and Texas Life Insurance Co.
                 and related Promissory Notes dated
                 October 28, 1988....................................     (4)
10.21           -Sublease between the Company and the
                 United States Postal Service........................     (4)
10.22           -Termination of Elmsford Lease (500
                 Saw Mill River Road)................................     (5)
10.23           -Letter Amendment dated November 30,
                 1990 to Note Purchase Agreement
                 between the Company and Northwestern
                 National Life Insurance Co.,
                 Farm Bureau Life Insurance Co. of
                 Michigan, FB Annuity Corp., and Farm
                 Bureau Mutual Insurance Co. of
                 Michigan and related Promissory Notes
                 dated September 9, 1988.............................     (6)
10.24           -Letter Amendment dated November 30,
                 1990 to Note Purchase Agreement between
                 the Company and Northern Life Insurance
                 Co., Commercial Union Life Insurance Co.
                 of America, Life Insurance Co. of
                 Georgia and Texas Life Insurance Co.
                 and related Promissory Notes dated
                 October 28, 1988....................................     (6)

10.25           -Sublease between Fred P. and David C.
                 Hochberg and Company - New Rochelle
                 facility.............................................      (9)
10.26           -Consulting Agreement with Fred P.
                 Hochberg.............................................      (9)
10.27           -Employment Agreement with Stephen S.
                 Marks................................................      (10)
10.28           -Lillian Vernon Corporation 1993
                 Stock Option Plan for Non-Employee
                 Directors ...........................................      (11)
10.29           -Employment Agreement with Larry Blum.................      (13)
10.30           -Agreement with Andrew Gregor.........................      (13)
10.31           -Resignation and General Release Agreement
                 with Stephen S. Marks................................      (14)
10.32           -Employment Agreement with Howard Goldberg                  (15)
10.33           -Employment Agreement with Robert S. Mednick                (16)
10.34           -Revolving Credit Agreement, Letter of Credit
                 and Bankers Acceptance facility dated as of August 19
                 1996 among Lillian Vernon Corporation as Borrower,
                 Lillian Vernon Fulfillment Services, Inc., LVC Retail Corporation and Lillian Vernon International Ltd. as Guarantors, the Banks named therein and The Chase
                 Manhattan
                 Bank as agent .......................................      (17)
11.0            -Statement re Computation of Earnings
                 Per Share............................................       E-1
22              -Subsidiaries of registrant...........................       E-2
24              -Consent of Coopers & Lybrand re:
                 incorporated reference to Form S-8...................       E-3
27              -Financial Data Schedule . . . . . . . ...............       E-4

-----------------------

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

(15) Filed with Annual Report on Form 10-K for the year ended February 24, 1996 and incorporated by reference herein.

(16) Filed with Quarterly Report on Form 10-Q for the quarter ended May 25, 1996 and incorporated by reference herein.

(17) Filed with Quarterly Report on Form 10-Q for the quarter ended August 24, 1996 and incorporated by reference herein.

                           LILLIAN VERNON CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS,
                                 SCHEDULES AND
                                    REPORTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                      FEBRUARY 22,   FEBRUARY 24,
                                                                          1997           1996
                                                                    -------------- --------------
                                ASSETS
                                ------
Current assets:
  Cash and cash equivalents                                             $ 22,746       $ 25,771
  Accounts receivable, net                                                24,476         21,435
  Merchandise inventories                                                 30,480         30,948
  Deferred income taxes (Note 2)                                           1,548            923
  Prepayments and other current assets (Note 4)                           10,438         14,231
                                                                    -------------- --------------
   Total current assets                                                   89,688         93,308
Property, plant and equipment, net (Notes 5 and 7)                        40,319         33,624
Deferred catalog costs                                                     6,140          6,506
Other assets                                                               2,402          2,947
                                                                    -------------- --------------
   Total                                                                $138,549       $136,385
                                                                    -------------- --------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Trade accounts payable and accrued expenses (Note 4)                  $ 14,485       $ 12,115
  Customer deposits                                                          260            128
  Current portion of long-term debt and lease obligations (Notes 6,
   7)                                                                      1,489          1,452
  Income taxes payable (Note 2)                                            2,715          2,892
                                                                    -------------- --------------
   Total current liabilities                                              18,949         16,587
Long-term debt, less current portion (Note 6)                              1,270          2,544
Capital lease obligations, less current portion (Note 7)                     124            339
Deferred compensation (Note 8)                                             3,500          3,099
Deferred income taxes (Note 2)                                               380            623
                                                                    -------------- --------------
   Total liabilities                                                      24,223         23,192
                                                                    -------------- --------------
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares authorized; no
   shares issued and outstanding                                              --             --
  Common stock, $.01 par value, 20,000,000 shares authorized;
   issued--10,363,320 shares in 1997 and 9,993,643 shares in 1996            104            100
  Additional paid-in capital                                              30,783         27,026
  Retained earnings                                                       94,553         91,923
  Unearned compensation                                                      (94)            --
  Treasury stock, at cost--753,458 shares in 1997 and 359,999 shares
   in 1996                                                               (11,020)        (5,856)
                                                                    -------------- --------------
   Total stockholders' equity                                            114,326        113,193
                                                                    -------------- --------------
   Total                                                                $138,549       $136,385
                                                                    -------------- --------------

                See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                                                      Fiscal  Years  Ended
                                                                   ----------------------------------------------------------------
                                                                          February 22,           February 24,          February 25,
                                                                                  1997                   1996                  1995
                                                                   -------------------    -------------------   -------------------
Revenues                                                                      $240,053               $238,192              $222,211

Costs and expenses:
     Product and delivery costs                                                110,374                109,915                98,304
     Selling, general and administrative expenses                              121,530                119,635               105,229
                                                                   -------------------    -------------------   -------------------
                                                                               231,904                229,550               203,533
                                                                   -------------------    -------------------   -------------------
          Operating income                                                       8,149                  8,642                18,678
Interest income                                                                    614                  1,314                 1,189
Interest expense                                                                  (651)                  (610)                 (733)
Merger-related expenses (Note 11)                                                   --                   (921)                   --
                                                                   -------------------    -------------------   -------------------
          Income before income taxes                                             8,112                  8,425                19,134
Provision for (benefit from) income taxes (Note 2):
     Current                                                                     3,622                  3,560                 5,802
     Deferred                                                                     (864)                  (864)                 (288)
                                                                   -------------------    -------------------   -------------------
                                                                                 2,758                  2,696                 5,514
                                                                   -------------------    -------------------   -------------------
          Net income                                                          $  5,354               $  5,729              $ 13,620
                                                                   -------------------    -------------------   -------------------

Net income per common and common
     equivalent share                                                            $ .55                  $ .59                 $1.38
                                                                   -------------------    -------------------   -------------------

Net income per common and common
     equivalent share - assuming full dilution                                   $ .55                  $ .59                 $1.38
                                                                   -------------------    -------------------   -------------------

Weighted average number of common
     and common equivalent shares (Note 1)                                       9,658                  9,713                 9,892



                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                       COMMON STOCK                                             TREASURY STOCK
                                                  ----------------------  PAID-IN  RETAINED     UNEARNED     -------------------
                                         TOTAL      SHARES       AMOUNT   CAPITAL  EARNINGS    COMPENSATION   SHARES     AMOUNT
                                       ---------  ---------     --------  -------  --------    ------------  --------   --------
BALANCE, FEBRUARY 26, 1994              $97,255   9,606,437        $96    $20,672   $77,792        ($31)     (92,774)   ($1,274)
Shares issued to employees at
  $.01 per share pursuant to
  Restricted Stock Plan                      --       2,500         --         46                   (46)
Exercise of non-qualified
  stock options                           1,322     147,500          2      2,177                            (47,118)      (857)
Amortization of unearned
  compensation                               75                                                      75
Shares purchased by employees
  pursuant to Employee Stock
  Purchase Plan                             234      15,307         --        234
Dividends Paid ($.26 per share)          (2,490)                                     (2,490)
Other                                       171                               171
Net income                               13,620                                      13,620
                                       ---------  ---------     --------  -------  --------    ------------  --------   --------
BALANCE, FEBRUARY 25, 1995              110,187   9,771,744         98     23,300    88,922          (2)    (139,892)    (2,131)
Exercise of non-qualified
  stock options                           1,262     214,000          2      3,253                            (95,307)    (1,993)
Amortization of unearned
  compensation                                2                                                       2
Shares purchased by employees
  pursuant to Employee Stock
  Purchase Plan                             106       7,899         --        106
Purchase of treasury stock               (1,732)                                                            (124,800)    (1,732)
Dividends paid ($.28 per share)          (2,728)                                     (2,728)
Other                                       367                               367
Net income                                5,729                                       5,729
                                       ---------  ---------     --------  -------  --------    ------------  --------   --------
BALANCE, FEBRUARY 24, 1996              113,193   9,993,643        100     27,026    91,923           0     (359,999)    (5,856)
Shares issued to employees at
  $.01 per share pursuant to
  Restricted Stock Plan                      --      15,000         --        197                  (197)
Exercise of non-qualified
  stock options                             893     337,000          4      2,720                           (133,759)    (1,831)
Amortization of unearned
  compensation                              103                                                     103
Shares purchased by employees
  pursuant to Employee Stock
  Purchase Plan                             184      17,677         --        184
Purchase of treasury stock               (3,333)                                                            (259,700)    (3,333)
Dividends paid ($.28 per share)          (2,724)                                     (2,724)
Other                                       656                               656
Net income                                5,354                                       5,354
                                       ---------  ---------     --------  -------  --------    ------------  --------   --------
BALANCE, FEBRUARY 22, 1997             $114,326  10,363,320       $104    $30,783   $94,553        ($94)    (753,458)  ($11,020)
                                       ---------  ---------     --------  -------  --------    ------------  --------   --------

                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                 Fiscal Years Ended
                                                                                 --------------------------------------------------
                                                                                   February 22,      February 24,      February 25,
                                                                                           1997              1996              1995
                                                                                 --------------     -------------     -------------
    Cash flows from operating activities:
         Net income                                                                      $5,354            $5,729           $13,620
         Adjustments to reconcile net income to net cash provided by
              (used in) operating activities:
              Depreciation                                                                4,092             3,586             3,366
              Amortization                                                                  454               395               525
              (Gain) loss on sale of assets                                                  (8)               (6)               (9)
              (Increase) decrease in accounts receivable                                 (3,041)               47           (10,257)
              (Increase) decrease in merchandise inventories                                468              (530)           (3,079)
              (Increase) decrease in prepayments and other current assets                 3,793            (6,736)           (2,522)
              (Increase) decrease in deferred catalog costs                                 366               126            (2,401)
              (Increase) decrease in other assets                                          (309)             (296)             (387)
              Increase (decrease) in trade accounts payable and accrued expenses          2,370            (1,941)           (4,413)
              Increase (decrease) in customer deposits                                      132              (257)              156
              Increase (decrease) in income taxes payable                                  (177)             (684)             (615)
              Increase (decrease) in deferred compensation                                  401               186               600
              Increase (decrease) in deferred income taxes                                 (868)             (865)             (234)
                                                                                 --------------      -------------     -------------
                   Net cash provided by (used in) operating activities                   13,027            (1,246)           (5,650)
                                                                                 --------------      -------------     -------------
    Cash flows from investing activities:
         Purchases of property, plant and equipment                                     (10,284)           (7,712)           (6,305)
         Proceeds from sale of assets                                                         8                95                12
                                                                                 --------------      -------------     -------------
                   Net cash used in investing activities                                (10,276)           (7,617)           (6,293)
                                                                                 --------------     -------------     -------------

    Cash flows from financing activities:
         Principal payments on long-term debt and capital lease obligations              (1,452)           (1,420)           (1,395)
         Proceeds from issuance of common stock                                           1,077             1,368             1,556
         Dividends paid                                                                  (2,724)           (2,728)           (2,490)
         Payments to acquire treasury stock                                              (3,333)           (1,732)               --
         Other                                                                              656               367               171
                                                                                 --------------      -------------     -------------
                   Net cash used in financing activities                                 (5,776)           (4,145)           (2,158)
                                                                                 --------------     -------------     -------------

                   Net increase (decrease) in cash and cash equivalents                  (3,025)          (13,008)          (14,101)
                                                                                 --------------     -------------     -------------
   Cash and cash equivalents at beginning of period                                      25,771            38,779            52,880
                                                                                 --------------      -------------     -------------
   Cash and cash equivalents at end of period                                           $22,746           $25,771           $38,779
                                                                                 --------------     -------------     -------------


    Supplemental disclosures of cash flow information:
         Cash paid during the period for:
              Interest                                                                     $582              $599              $752
              Income taxes                                                                3,028             3,971             6,863


Supplemental disclosure of noncash financing activities -see Note 13







                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         General
         Lillian Vernon Corporation is a direct mail specialty catalog company, concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products.

         The consolidated financial statements include the accounts of Lillian Vernon Corporation and its wholly-owned subsidiaries, Lillian Vernon Fulfillment Services, Inc., Lillian Vernon International, Ltd., and LVC Retail Corporation (the "Company"). All material intercompany balances and transactions have been eliminated.

         The Company has a fiscal year consisting of 52 or 53 weeks ending on the last Saturday in February. Under this policy, fiscal 1997, 1996 and 1995 consisted of 52 weeks.

         Cash Equivalents
         Cash equivalents, for purposes of the Statements of Cash Flows, consist principally of municipal securities, U.S. Treasury securities and commercial paper, with remaining maturities at acquisition of less than three months. In the first quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 - "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company's investments, totalling $23.3 million as of February 22, 1997, are classified as held-to-maturity securities, and as such, are stated at amortized cost, which approximates market value. The adoption of SFAS No. 115 did not have a material effect on the Company's financial statements.

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

         Capitalized Software Costs
         Direct costs of developing new software applications are capitalized and are being amortized over five years. Amortization of capitalized software costs totalled $320,000 in fiscal 1997, $378,000 in fiscal 1996, and $435,000 in fiscal 1995.

    Capitalized software costs, net of accumulated amortization, are included in other assets, and amounted to $429,000 and $681,000 at February 22, 1997 and February 24, 1996, respectively.

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

         Income Taxes
         Deferred income taxes arise from differences in the timing of income and expense recognition for financial and income tax reporting purposes. Deferred income taxes are computed on the differences between the financial statement and tax bases of the assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         Per Share Data
         Net income per common share is computed by dividing the net income for the period by the sum of the weighted average number of outstanding shares and share equivalents (if the addition of such share equivalents has a materially dilutive effect). The Company's common share equivalents consist of stock options issued to key employees and directors. For the years ended February 22, 1997 and February 24, 1996, the number of common share equivalents outstanding did not result in a materially dilutive effect on the net income per share computation. For fiscal 1995, however, such common share equivalents did result in material dilution, and therefore were reflected in the net income per share calculation on the Statement of Income.

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

         Stock-Based Employee Compensation
         The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation arrangements. Under these guidelines, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company implemented the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997, but will continue its current accounting method for stock-based employee compensation, as permitted by the Statement. See Note 9.

         Reclassifications
         Certain reclassifications have been made in the prior year financial statements to conform with the fiscal 1997 presentation.

         New Accounting Standards
         In fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 121 did not have a material effect on the Company's financial statements.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The standard revises the computation and presentation of earnings per share and will be adopted by the Company in the fourth quarter of fiscal 1998. The Company does not expect the adoption of this statement to have a material impact on reported earnings per share.

2.       INCOME TAXES

         The current income tax provision consists of (dollars in thousands):

                                             Fiscal Years Ended
                                   -----------------------------------------
                                   February 22,   February 24,  February 25,
                                      1997           1996          1995
                                   ------------- ------------   ------------
Federal                            $   3,314     $  3,206       $  5,202
State                                    308          354            600
                                   ------------- ------------   ------------
                                   $   3,622     $  3,560       $  5,802
                                   ------------- ------------   ------------

The deferred income tax provision (benefit) consists of (dollars in thousands):

                                             Fiscal Years Ended
                                   -----------------------------------------
                                   February 22,   February 24,  February 25,
                                      1997           1996          1995
                                   ------------- ------------   ------------
Charitable contributions           $   (216)    $    (499)      $    (668)
Depreciation                            (63)         (192)           (169)
Capitalized software development
 costs                                  (74)          (50)            (77)
Catalog costs                          (204)          (40)          1,023
Other, net                             (307)          (83)           (397)
                                   ------------  ---------      ----------
                                   $   (864)     $   (864)      $    (288)
                                   ------------  ---------      ----------

The exercise of non-qualified stock options and the vesting of restricted stock (see Note 9) result in a tax deduction to the Company equivalent to the taxable compensation recognized by the individuals. For accounting purposes, the tax benefit of these deductions is credited directly to additional paid-in capital. These amounts totalled $656,000, $367,000, and $171,000 for fiscal 1997, 1996, and 1995, respectively.

The Company's effective income tax rate is reconciled to the U.S.
federal statutory tax rate as follows:

                                             Fiscal Years Ended
                                   -----------------------------------------
                                   February 22,   February 24,  February 25,
                                      1997           1996          1995
                                   ------------- ------------   ------------
Federal statutory tax rate             34.0%          34.0%        35.0%
State income taxes, net of
 federal tax benefit                    2.5            2.8          2.0
Charitable contributions of
 merchandise                           (3.5)          (6.7)        (3.2)
Reversal of tax provisions of
 prior years                             -              -          (2.8)
Expired charitable contribution
 carryforwards                           -             4.9           -
Other, net                              1.0           (3.0)        (2.2)
                                     ------         -------       ------
                                       34.0%          32.0%        28.8%
                                     -------        -------       ------

During fiscal 1996, expired charitable contribution carryforwards of $1,079,000 resulted in a reduction in deferred tax assets of $416,000. During the fourth quarter of fiscal 1995, the Company favorably settled an outstanding tax matter that resulted in a one-time reduction in income tax expense of $740,000, including the reversal of excess tax reserves.

The deferred tax assets and deferred tax liabilities recorded on the balance sheets are as follows (dollars in thousands):

                                    February 22, 1997       February 24, 1996
                                 ---------------------      ------------------
                                      Deferred Tax             Deferred Tax
                                 Assets    Liabilities      Assets Liabilities
                                 ------    -----------      ------ -----------
Current:
  Catalog deferrals              $   -     $ 2,373         $   -     $2,577
  Charitable contributions         2,152       -            1,936       -
  Inventory capitalization           807       -              801       -
  Accrued expenses                   607       -              690       -
  Other                              363         8            147        74
  Valuation allowance                -         -               -        -
                                 --------  --------        -------   ------
   Total current                   3,929     2,381          3,574     2,651
                                 --------  --------        -------   ------
Non-current:
  Depreciation                       -       1,688            -       1,753
  Amortization                        84       101            122       175
  Deferred compensation            1,325       -            1,183       -
                                 --------  --------         -----    ------
   Total non-current               1,409     1,789          1,305     1,928
                                 -------   -------         -------   ------
    Total                        $ 5,338   $ 4,170         $4,879    $4,579
                                 ========  ========        =======   ======

As of February 22, 1997, the Company has $5,571,000 of charitable contribution carryforwards for Federal income tax purposes, which expire from fiscal 1999 to 2002.

3.       CREDIT FACILITIES

         The Company entered into a $42 million four-year revolving credit facility in August 1996 with two banks. This credit facility can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The new credit facility replaced previous unused credit facilities totalling $15 million, which were in effect in fiscal 1996 and fiscal 1995, bearing interest at the prime rate.

         In fiscal 1997, the Company incurred commitment fees on the new credit facility ranging from 5 basis points on the letters of credit to 20 basis points on the available revolving credit line. In fiscal 1996 and fiscal 1995, the Company incurred commitment fees of approximately 20 and 25 basis points, respectively. During the year, the maximum amount outstanding under the new revolving credit agreement was $12.5 million (excluding letters of credit). Interest expense related to these borrowings was approximately $143,000. No amounts were outstanding under the Company's credit facilities as of February 22, 1997 and February 24, 1996.

         The Company had outstanding letters of credit approximating $4,773,000 and $5,227,000 as of February 22, 1997 and February 24, 1996, respectively, for the purchase of inventory in the normal course of business.

4.       OTHER

         Prepayments and other current assets include prepaid catalog costs of $7,851,800 and $11,586,000 as of February 22, 1997, and February 24, 1996,
respectively (See Note 1).

         Trade accounts payable and accrued expenses consist of (dollars in thousands):
                                                February 22,    February 24,
                                                    1997             1996
                                                ------------    ------------
Trade accounts payable                            $  6,061         $  4,557
Catalog costs                                        1,696            1,485
Salaries and compensation                            1,566            1,471
Other                                                5,162            4,602
                                                ------------       --------
                                                  $ 14,485         $ 12,115
                                                ------------       --------

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (dollars in thousands):

                                                  February 22,   February 24,
                                                      1997           1996
                                                  ------------   ------------
Land and buildings                                $ 31,656       $ 25,578
Machinery and equipment                             26,512         21,894
Furniture and fixtures                               3,313          3,240
Leasehold improvements                               3,776          3,777
Capital leases                                       1,262          1,262
                                                  ------------   --------
 Total property, plant & equipment, at cost         66,519         55,751
Less, accumulated depreciation & amortization       26,200         22,127
                                                  ------------   --------
 Property, plant & equipment, net                 $ 40,319       $ 33,624
                                                  ------------   --------

  6.     LONG-TERM DEBT
         Long-term debt consists of the following (dollars in thousands):

                                                    February 22,   February 24,
                                                       1997           1996
                                                  ------------   ------------
Senior Notes due September 1998,
 payable in semi-annual installments
 of $300,000 with interest at 10.09% .........      $  1,200       $ 1,800
Senior Notes due October 1998, payable
 in semi-annual installments of
 $335,000 with interest at 10.0% .............         1,340         2,010
Industrial Revenue Bond of the City of New
 Rochelle Industrial Development Agency,
 payable in quarterly installments of
 $1,500 with interest at prime rate
 (February 1997 = 8.25%, February 1996 = 8.25%)
 through October 1997 ........................             4            10

                                                   -------------   -------
                                                   $   2,544       $ 3,820
   Less, current portion .....................         1,274         1,276
                                                   -------------   -------
                                                   $   1,270       $ 2,544
                                                   -------------   -------

         The Company's long-term debt agreements require that the Company meet certain financial covenants, principally related to working capital and tangible net worth, both as defined in the agreements.

         Long-term debt as of February 22, 1997 matures as follows (dollars in thousands):

         Fiscal Year
         -----------
         1998    ....................................  $ 1,274
         1999    ....................................    1,270
                                                       -------
                                                       $ 2,544
                                                       -------
7. LEASES

         The Company leases its New Rochelle, New York corporate headquarters under a capital lease arrangement with a partnership, Port Chester Properties, the partners of which are stockholders of the Company. The leased asset consists of land and a building with a cost of $1,262,000 and accumulated amortization of $1,144,000 as of February 22, 1997. The lease expires July 30, 1998 and provides for the payment by the Company of an annual rent of $430,000, and all real estate taxes, insurance, and certain other costs.

         The Company has operating lease agreements for certain computer and other equipment used in its operations and for its outlet store locations, with existing lease terms ranging from fiscal 1998 through fiscal 2003, and various renewal options through fiscal 2008. Most of the store leases also provide for payment of common charges such as maintenance and real estate taxes. Seven stores require the payment of additional rent based upon a percentage of sales. Minimum rental payments required under these agreements are as follows (dollars in thousands):

         Fiscal Year
         -----------
         1998  ......................................   $1,221
         1999  ......................................    1,157
         2000  ......................................    1,055
         2001  ......................................      611
         2002  ......................................      265
         Thereafter .................................       94
                                                        ------
                                                        $4,403
                                                        ------

         Rent expense for fiscal 1997, 1996 and 1995 amounted to $2,171,000, $1,840,000, and $2,363,000, respectively, which included $14,000, $20,000 and
$11,000 in fiscal 1997, 1996 and 1995, respectively, for contingent rentals based upon a percentage of outlet store sales.

8.       EMPLOYEE BENEFIT PLANS

         The Company maintains a profit sharing plan for the benefit of all employees who meet certain minimum service requirements. The Company's profit sharing contribution is discretionary, as determined by the Board of Directors. Employees fully vest in their profit sharing account balance after seven years. The authorized profit sharing contributions for fiscal 1997, 1996, and 1995 were $500,000, $450,000, and $500,000, respectively.

         The Company's profit sharing plan includes an employee contribution and employer matching contribution (401k) feature. Under the 401k feature of the plan, eligible employees may make pre-tax contributions up to 10% of their annual compensation. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%. The matching contribution is made with Company stock. Employees are 100% vested in their pre-tax contributions at all times, and become fully vested in the employer matching contribution after two years of service. The Company's matching contributions to the plan for fiscal 1997, 1996, and 1995 were $425,000, $398,000, and $355,000 respectively.

         The Company has deferred compensation agreements to provide additional retirement benefits for certain principal stockholders of the Company. The deferred compensation agreements also provide for death benefits to be paid to each party's beneficiary. The Company has purchased life insurance policies to fund, in part, the payment of these benefits. Amounts expensed in connection with these agreements were $366,000 in fiscal 1997, $150,000 in fiscal 1996 and $600,000 in fiscal 1995.

9.       STOCK COMPENSATION PLANS

         At February 22, 1997, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its non-qualified stock options granted and for shares issued through its employee stock purchase plan. Compensation cost has been charged against income for the issuance of restricted stock during Fiscal 1997; net income was reduced by approximately $68,000. If compensation cost for the Company's non-qualified stock options issued and shares purchased through its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the requirements of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                   Fiscal Years Ended
                                            ----------------------------
                                            Feb. 22, 1997  Feb. 24, 1996
                                            -------------  -------------
Net Income                    As reported   $5,354,000     $5,729,000
                              Pro forma     $5,112,000     $5,662,000

Primary earnings per share    As reported        $.55          $.59
                              Pro forma          $.52          $.58

Fully diluted earnings        As reported        $.55          $.59
per share                     Pro forma          $.52          $.58

                  The Company has a Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan, and a total of 2,000,000 shares of common stock have been reserved for issuance thereunder. The Company has granted and sold shares of restricted stock to certain executives at a nominal price per share. In connection with the issuance of restricted stock, unearned compensation is recorded ($197,400 in fiscal 1997) and amortized over the respective vesting periods. In fiscal 1997, restricted shares were granted, and vest as follows:

                            Date           Number         Date
                            Granted        Of Shares      Vested
                            -------        ---------      ------
                            March 1996      5,000         March 1997
                            March 1996      5,000         March 1998
                            June 1996       5,000         June 1997

The Company has also granted non-qualified stock options to employees. Such options have been granted at market value, vest within three years from the date of grant and expire within ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.0%, expected volatility of 29.1%, risk-free interest rate of 6.3%, expected option term of five years, and a forfeiture rate of 25%.

A summary of the Company's non-qualified stock option activity and weighted average exercise prices for the three years ended February 22, 1997 follows:

                                   Fiscal Years Ended
               ----------------------------------------------------------
                February 25, 1995   February 24, 1996   February 22, 1997
               ------------------- -------------------  -----------------
               Number   Weighted    Number  Weighted    Number  Weighted
                 Of     Average       Of    Average       Of    Average
               Shares   Exer.Price  Shares  Exer.Price  Shares  Exer.Price
               ------   ----------  ------  ----------  ------  ----------
Outstanding
at beginning
of year        1,135,500   $12.43   1,253,500   $13.36  1,057,000   $12.59
Granted          278,000   $18.17     187,500   $13.38    262,500   $13.15
Exercised       (145,000)  $14.81    (214,000)  $15.21   (337,000)  $ 8.08
Forfeited        (15,000)  $18.50    (170,000)  $15.82   (104,000)  $15.07
               ---------             --------            --------
Outstanding
at end of yr.  1,253,500   $13.36   1,057,000   $12.59    878,500   $14.20
              ==========            =========           =========

Options
exercisable
at year-end      737,500              695,667             472,833

Weighted-avg.
fair value of
options granted
during the year     N/A                 $2.43               $2.38

The following table summarizes information about stock options outstanding at February 22, 1997.

                  Options Outstanding                 Options Exercisable
             ------------------------------------   -------------------------
                          Weighted
                          Average
                          Remaining    Weighted                    Weighted
Range of     Shares       Contractual  Average       Shares        Average
Exer.Prices  Outstanding  Life         Exer.Price    Exercisable   Exer.Price
-----------  -----------  -----------  ----------    -----------   ----------
$12.25-18.13   878,500       7.5 Yrs.    $14.20       472,833      $14.61

The Company also has a Stock Option Plan for Non-Employee Directors, and has reserved a total of 100,000 shares of common stock for issuance thereunder. The Company has granted non-qualified stock options to its non-employee Directors. These options are granted at market value, vest one year from the date of grant and expire within ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

dividend yield of 2.0%, expected volatility of 29.1%, risk-free interest rate of 6.3%, expected term of five years, and a forfeiture rate of 6%.

A summary of the Company's stock option activity under the Non- Employee Directors Plan for the three years ended February 22, 1997 follows:

                                   Fiscal Years Ended
                  ----------------------------------------------------------
                   February 25, 1995    February 24, 1996  February 22, 1997
                  -------------------  ------------------  -----------------
                  Number   Weighted    Number  Weighted    Number   Weighted
                    Of     Average       Of    Average       Of     Average
                  Shares   Exer.Price  Shares  Exer.Price  Shares   Exer.Price
                  ------   ----------  ------  ----------  ------   ----------
Outstanding
at beginning
of year           12,500   $12.50      20,000   $15.25     30,000   $14.79
Granted           12,500   $18.00      10,000   $13.88     10,000   $12.38
Exercised         (2,500)  $12.50           0      -            0      -
Forfeited         (2,500)  $18.00           0      -            0      -
                  ------               ------              ------
Outstanding
at end of yr.     20,000   $15.25      30,000   $14.79     40,000   $14.19
                  ======               ======              ======

Options
exercisable
at year-end       10,000               20,000              30,000

Weighted-avg.
fair value of
options granted
during the year      N/A                $4.02               $3.61


The following table summarizes information about stock options outstanding under the Non-Employee Directors Plan at February 22, 1997:

                     Options Outstanding               Options Exercisable
              ------------------------------------   -----------------------
                           Weighted
                           Average
                           Remaining    Weighted                  Weighted
Range of      Shares       Contractual  Average      Shares       Average
Exer.Prices   Outstanding  Life         Exer.Price   Exercisable  Exer.Price
-----------   -----------  -----------  ----------   -----------  -----------
$12.38-18.00   40,000        8.0 Yrs.    $14.19       30,000      $14.79

The Company also has an Employee Stock Purchase Plan, with a total of 150,000 shares reserved for issuance. Under the Employee Stock Purchase Plan, eligible employees can purchase shares of the Company at the end of each fiscal quarter, at a price equal to 85% of the average price of the stock on the last trading day of the fiscal quarter. A maximum of 450 shares may be purchased by an eligible employee in each fiscal year. Under the Plan, employees elected to purchase 13,809 shares, 9,878 shares, and 15,022 shares in fiscal 1997, 1996, and 1995, respectively. Pro forma compensation cost equal to the 15% discount received by employees who purchased shares was approximately $24,000 in fiscal 1997, and $21,000 in fiscal 1996.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     (Dollars in thousands, except per share amounts)

                                       Fiscal Quarters Ended
                        -----------------------------------------------------
                        May 25,     August 24,    November 23,   February 22,
Fiscal 1997              1996          1996           1996           1997
-----------             -------     ----------    ------------   ------------
Revenues                $ 26,313    $ 32,970         $100,343        $ 80,428
Income (loss) before
 income taxes             (5,419)     (3,128)          13,059           3,599
Net income (loss)         (3,631)     (2,096)           8,677           2,403
Net income (loss) per
 common share               (.38)       (.22)             .90             .25
Market price of shares
 outstanding
-market high              15 1/4      14 5/8           13 1/2          13
-market low               12 5/8      10 3/8           10 7/8          11 1/4

                                              Fiscal Quarters Ended
                          -----------------------------------------------------
                          May 27,     August 26,    November 25,   February 24,
Fiscal 1996                 1995         1995           1995           1996
-----------               -------     ---------     -----------    ------------

Revenues                  $ 29,614    $ 36,920       $  97,450        $ 74,207
Income (loss) before
 income taxes               (4,218)       (743)         12,576             809
Net income (loss)           (2,826)       (498)          8,426             626
Net income (loss) per
 common share                 (.29)       (.05)            .86             .06
Market price of shares
 outstanding
 - market high               22 1/4      20 3/4         17 1/8          14 3/4
 - market low                17 1/4      16 3/8         13 1/8          12 7/8

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

12. STOCK REPURCHASE PROGRAM

     On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of February 22, 1997, the Company had purchased 384,500 shares at a total cost of $5,065,000.

13. NONCASH FINANCING ACTIVITIES


    During fiscal 1995, 1996, and 1997, certain non-qualified stock options were exercised by stock plan participants using non-cash consideration. The Company has received shares of its Common Stock in consideration for the exercise price and for income taxes required to be withheld. Such stock is reported as Treasury Stock on the Balance Sheets. The number of Treasury Stock shares accepted as consideration for such stock option exercises was determined by the market price of the Company's common stock on the exercise dates. These transactions, for purposes of the Statements of Cash Flows, are deemed to be non-cash financing activities and, as such, have not been reflected on the Statements.

A summary of activity follows:


                                                Consideration
                                       -----------------------------------
Fiscal  Options          Exercise                    Lillian Vernon Corp.
Year    Exercised        Price         Cash(Loan)    Common Stock
------  ---------        --------      ---------     ---------------------
1995     78,000 shares   $1,147,800    $376,947        47,118 shares
1996    112,500 shares   $1,766,550   ($117,393)       95,307 shares
1997    180,000 shares   $1,440,000       -           133,759 shares

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
 Lillian Vernon Corporation:

   We have audited the accompanying consolidated balance sheets of Lillian Vernon Corporation and Subsidiaries as of February 22, 1997 and February 24, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 22, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lillian Vernon Corporation and Subsidiaries as of February 22, 1997 and February 24, 1996 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 22, 1997 in conformity with generally accepted accounting principles.

                                               Coopers & Lybrand L.L.P.
Stamford, Connecticut
April 11, 1997

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.


                                          LILLIAN VERNON CORPORATION


Dated May 20, 1997                        By: /s/ Lillian Vernon
                                              ------------------
                                              Lillian Vernon, Chairman
                                              of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                      Date
---------                           -----                      ----
/s/ Lillian Vernon
Lillian Vernon               Chairman of the Board         May 20, 1997
                             of Directors (Principal
                             Executive Officer)

/s/ Robert S. Mednick
Robert S. Mednick            Vice President-               May 20, 1997
                             Chief Financial Officer
                             (Principal Financial
                             and Accounting Officer)

/s/ Howard P. Goldberg
Howard P. Goldberg           President, Chief              May 20, 1997
                             Operating Officer and
                             Director

/s/ David C. Hochberg
David C. Hochberg            Vice President - Public       May 20, 1997
                             Affairs and Director

/s/ Lilyan H. Affinito
Lilyan H. Affinito           Director                      May 20, 1997

/s/ Leo Salon
Leo Salon                    Director                      May 20, 1997

/s/ William E. Phillips
William E. Phillips          Director                      May 20, 1997

/s/ Bert W. Wasserman
Bert W. Wasserman            Director                      May 20, 1997