Form 10-Q
period 1997-05-24
LILLIAN VERNON CORP
filed 1997-07-01
CIK 818008

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  (Mark One)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


               For the quarterly period ended May 24, 1997.
               --------------------------------------------

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from          to
                                              ........    ........

               Commission file number 1-9637.


                           LILLIAN VERNON CORPORATION
                           --------------------------

             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   13-2529859
---------------------------------          ------------------------------------
  (State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)


              543 Main Street, New Rochelle, New York    10801
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  914-576-6400
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
             -----------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares outstanding of each of the issuer's classes of common stock:
9,609,003 Shares of Common Stock, $.01 par value, as of June 27, 1997.

                           LILLIAN VERNON CORPORATION
                           --------------------------

                                   Form 10-Q

                                  May 24, 1997



Part I. Financial Information                                            Page #
-----------------------------                                            ------

      Item 1.
      Consolidated Balance Sheets as of
      May 24, 1997, May 25, 1996
      (unaudited) and February 22, 1997
      (audited)                                                            3

      Consolidated Statements of Operations
      for the quarters ended May 24, 1997
      and May 25, 1996 (unaudited)                                         4


      Consolidated Statements of
      Cash Flows for the quarters ended
      May 24,1997 and May 25, 1996
      (unaudited)                                                          5


      Notes to Consolidated Financial
      Statements                                                           6


      Item 2.
      Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations                                                      7-8


Part II. Other Information                                                 9
--------------------------


Signatures                                                                10


Exhibits                                                                  11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    MAY 24,      MAY 25,    FEBRUARY 22,
                                      ASSETS                         1997         1996         1997
                                      ------                       ---------    ---------    ---------
                                                                         (Unaudited)        (Audited)
Current assets:
    Cash and cash equivalents                                      $  22,979    $  15,293    $  22,746
    Accounts receivable, net                                          10,897        9,027       24,476
    Merchandise inventories                                           31,361       30,689       30,480
    Deferred income taxes                                              1,495          870        1,548
    Prepayments and other current assets                              12,969       24,219       10,438
                                                                   ---------    ---------    ---------
       Total current assets                                           79,701       80,098       89,688

Property, plant and equipment, net (Note 1)                           39,938       37,512       40,319
Deferred catalog costs                                                 5,872        6,339        6,140
Other assets                                                           2,369        2,949        2,402
                                                                   ---------    ---------    ---------
       Total                                                       $ 127,880    $ 126,898    $ 138,549
                                                                   ---------    ---------    ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Trade accounts payable and accrued expenses                    $  10,207    $  10,500    $  14,485
    Customer deposits                                                    102           99          260
    Current portion of long-term debt and lease obligations            1,499        1,461        1,489
    Income taxes payable                                                  --           --        2,715
    Deferred income taxes                                                 --           --           --
                                                                   ---------    ---------    ---------
       Total current liabilities                                      11,808       12,060       18,949

Long-term debt, less current portion                                     635        1,908        1,270
Capital lease obligations, less current portion                           64          289          124
Deferred compensation                                                  3,482        3,200        3,500
Deferred income taxes                                                    575          633          380
                                                                   ---------    ---------    ---------
       Total liabilities                                              16,564       18,090       24,223
                                                                   ---------    ---------    ---------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                       --           --           --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; issued - 10,364,224 shares, 10,336,415 shares
       and 10,363,320 shares                                             104          103          104
    Additional paid-in capital                                        30,793       30,489       30,783
    Retained earnings                                                 91,509       87,603       94,553
    Unearned compensation                                                (62)        (125)         (94)
    Treasury stock, at cost - 754,058 shares, 608,458 shares
       and 753,458 shares                                            (11,028)      (9,262)     (11,020)
                                                                   ---------    ---------    ---------
       Total stockholders' equity                                    111,316      108,808      114,326
                                                                   ---------    ---------    ---------
       Total                                                       $ 127,880    $ 126,898    $ 138,549
                                                                   ---------    ---------    ---------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 Fiscal Quarter Ended
                                                 --------------------
                                                  May 24,     May 25,
                                                   1997        1996
                                                 --------    --------
Revenues                                         $ 27,748    $ 26,313

Costs and expenses:
  Product and delivery costs                       14,297      14,048
  Selling, general and administrative expenses     17,264      17,861
                                                 --------    --------
                                                   31,561      31,909
                                                 --------    --------
    Operating loss                                 (3,813)     (5,596)

Interest income                                       353         293
Interest expense                                      (93)       (116)
                                                 --------    --------
    Loss before income taxes                       (3,553)     (5,419)

Provision for (benefit from) income taxes:
  Current                                          (1,455)     (1,851)
  Deferred                                            247          63
                                                 --------    --------
                                                   (1,208)     (1,788)
                                                 --------    --------
    Net loss                                     ($ 2,345)   ($ 3,631)
                                                 --------    --------
Net loss per common share                           ($.24)      ($.38)
                                                 --------    --------
Weighted average number of common shares
  outstanding                                       9,610       9,617
                                                 --------    --------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                FISCAL  QUARTER  ENDED
                                                                                ----------------------
                                                                                  MAY 24,     MAY 25,
                                                                                   1997        1996
                                                                                 --------    --------
                                                                                     (Unaudited)
Cash flows from operating activities:
     Net loss                                                                     ($2,345)    ($3,631)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation                                                                 619         602
         Amortization                                                                  65          57
         (Increase) decrease in accounts receivable                                13,579      12,408
         (Increase) decrease in merchandise inventories                              (881)        259
         (Increase) decrease in prepayments and other current assets               (2,531)     (9,988)
         (Increase) decrease in deferred catalog costs                                268         167
         (Increase) decrease in other assets                                            0         (48)
         Increase (decrease) in trade accounts payable and accrued expenses        (4,278)     (1,615)
         Increase (decrease) in customer deposits                                    (158)        (29)
         Increase (decrease) in income taxes payable                               (2,715)     (2,892)
         Increase (decrease) in deferred compensation                                 (18)        101
         Increase (decrease) in deferred income taxes                                 248          63
                                                                                 --------    --------
            Net cash provided by (used in) operating activities                     1,853      (4,546)
                                                                                 --------    --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                      (238)     (4,490)
                                                                                 --------    --------
            Net cash used in investing activities                                    (238)     (4,490)
                                                                                 --------    --------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations              (685)       (677)
     Proceeds from issuance of common stock                                            10         849
     Dividends paid                                                                  (700)       (690)
     Payments to acquire treasury stock                                                (8)     (1,575)
     Other                                                                              1         651
                                                                                 --------    --------
            Net cash used in financing activities                                  (1,382)     (1,442)
                                                                                 --------    --------

            Net increase (decrease) in cash and cash equivalents                      233     (10,478)
                                                                                 --------    --------

Cash and cash equivalents at beginning of period                                   22,746      25,771
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 22,979     $15,293
                                                                                 --------    --------


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                $    144    $    216
         Income taxes                                                               2,845       3,104

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 22, 1997.


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):

                                               May 24,      May 25,   February 22,
                                                1997         1996         1997
                                               -------      -------   ------------
   Land and buildings                          $31,743      $28,078      $31,656
   Machinery and equipment                      26,658       23,851       26,512
   Furniture and fixtures                        3,318        3,248        3,313
   Leasehold improvements                        3,776        3,801        3,776
   Capital leases                                1,262        1,262        1,262
                                               -------      -------      -------

    Total property, plant &
     equipment, at cost                         66,757       60,240       66,519

    Less, accumulated depreciation
          and amortization                      26,819       22,728       26,200
                                               -------      -------      -------

   Property, plant and equipment - net         $39,938      $37,512      $40,319
                                               -------      -------      -------

                                  Page 6 of 11

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended May 24, 1997

Revenues for the quarter ended May 24, 1997 of $27.7 million increased by $1.4 million, or 5.5%, as compared to the same period last year. The major reason for the increase was a rise of 13.4% in average revenue per order. Circulation increased slightly in the first quarter, as compared to the first quarter last year, although the mix of catalogs mailed in the current year was geared more towards the Company's specialty catalogs, rather than its core catalog. The Company mailed new Spring editions of its Neat Ideas For An Organized Life, Personalized Gifts, and Welcome To The Best Of Lillian Vernon catalogs in the current quarter.

Product and delivery costs increased by $.2 million, or 1.8%, in the quarter ended May 24, 1997, as compared to the same period last year. As a percentage of revenues, these costs decreased from 53.4% to 51.5% in the current quarter. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees charged to customers. The improvement in this ratio was primarily due to a higher gross margin on merchandise sold.

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, decreased $.6 million, or 3.3%, in the current quarter. As a percentage of revenues, SG&A costs declined from 67.9% to 62.2%. The improvement in SG&A expenses is largely due to a decrease of 20% in the average cost of paper used in catalog production. In addition, the rise in average revenue per catalog also contributed to lowering the costs as a percentage of revenues. Lower paper costs are expected to continue to favorably affect the Company's earnings for the balance of the current fiscal year, and a circulation increase is planned.

Interest income for the quarter ended May 24, 1997 of $.4 million was $.1 million more than the first quarter of the prior year, principally due to a higher investment balance. Interest expense for the current quarter of $.1 million was slightly lower than the same period last year, due to debt repayments.

The effective income tax rate was 34% in the current quarter, the same as in the first quarter of fiscal 1997.

Financial Condition

The Company's current ratio at May 24, 1997 was 6.75 to 1, compared to 4.73 to 1 at February 22, 1997 and 6.64 to 1 at May 25, 1996. The Company's working capital needs have been met with funds generated from operations.

The Company used $10.7 million less cash during the current first quarter, compared to the same period last year, principally because capital expenditures were lower. Last year, the Company spent $4.5 million in the first quarter for capital expenditures, mostly for the expansion of its National Distribution Center, which was completed in the fall of 1996, compared to $.3 million this year. Also, the timing of the Company's purchases of paper for production of its catalogs resulted in less paper being acquired during the first quarter of the current year, compared to last year.

The Company paid dividends totaling $.7 million, the same as in the first quarter last year.

On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. During the fiscal quarter ended May 24, 1997, the Company purchased 600 shares at a total cost of $8,500. Shares repurchased under the plan from inception through May 24, 1997 total 385,100 at a cost of $5.1 million.

Forward Looking Statements

Except for historical information contained herein, this Report on Form 10-Q contains forward-looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the potential for changes in consumer spending, consumer preferences and general economic conditions, increasing competition in the direct mail industry, changes in government regulations, dependence on foreign suppliers, and possible future increases in operating costs, including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 22, 1997.

PART II.

                               OTHER INFORMATION
                               -----------------


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


                                            Lillian Vernon Corporation



Date:  June 30, 1997                        By: /s/ Robert S. Mednick
                                               ---------------------------
                                               Robert S. Mednick
                                               Vice President,
                                               Chief Financial Officer