Form 10-Q
period 1997-08-23
LILLIAN VERNON CORP
filed 1997-10-06
CIK 818008

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

  (Mark One)

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended August 23, 1997.

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ...... to .........

                  Commission file number 1-9637.

                           LILLIAN VERNON CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   13-2529859
  ----------------------------            ------------------------------------
  (State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization)

                 543 Main Street, New Rochelle, New York 10801
                 ---------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  914-576-6400
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
                 ---------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

9,517,000 Shares of Common Stock, $.01 par value, as of October 3, 1997.

                           LILLIAN VERNON CORPORATION

                                   Form 10-Q

                                August 23, 1997


Part I. Financial Information                                           Page #

         Item 1.
         Consolidated Balance Sheets as of
         August 23, 1997, August 24, 1996
         (unaudited) and February 22, 1997
         (audited)                                                        3

         Consolidated Statements of Operations
         for the quarter and six months
         ended August 23, 1997 and August 24, 1996
         (unaudited)                                                      4

         Consolidated Statements of
         Cash Flows for the six months ended
         August 23, 1997 and August 24, 1996
         (unaudited)                                                      5

         Notes to Consolidated Financial
         Statements                                                       6

         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                   7-9


Part II. Other Information                                               10

Signatures                                                               11

Exhibits                                                                 12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   AUGUST 23,  AUGUST 24,  FEBRUARY 22,
                                                                     1997         1996         1997
                                                                 ------------  ----------   -----------
                                                                  (Unaudited)               (Audited)
                             ASSETS
Current assets:
    Cash and cash equivalents                                      $   3,239    $   2,441    $  22,746
    Accounts receivable                                               12,115       10,778       24,476
    Merchandise inventories                                           52,400       48,402       30,480
    Deferred income taxes                                               --           --          1,548
    Prepayments and other current assets                              21,311       27,697       10,438
                                                                   ---------    ---------    ---------
        Total current assets                                          89,065       89,318       89,688

Property, plant and equipment, net (Note 1)                           39,840       40,165       40,319
Deferred catalog costs                                                10,210       12,927        6,140
Other assets                                                           2,554        2,947        2,402
                                                                   ---------    ---------    ---------
        Total                                                      $ 141,669    $ 145,357    $ 138,549
                                                                   ---------    ---------    ---------


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                    $  25,774    $  20,082    $  14,485
    Customer deposits                                                    374          638          260
    Current portion of long-term debt and lease obligations            1,508        1,470        1,489
    Revolving debt                                                      --         10,000         --
    Income taxes payable                                                --           --          2,715
    Deferred income taxes                                               --          1,323         --
                                                                   ---------    ---------    ---------
        Total current liabilities                                     27,656       33,513       18,949

Long-term debt , less current portion                                    635        1,906        1,270
Capital lease obligations, less current portion                         --            237          124
Deferred compensation                                                  3,464        3,299        3,500
Deferred income taxes                                                    778          607          380
                                                                   ---------    ---------    ---------
        Total liabilities                                             32,533       39,562       24,223
                                                                   ---------    ---------    ---------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
        authorized; no shares issued and outstanding                    --           --           --
    Common stock, $.01 par value; 20,000,000 shares
        authorized; issued -10,368,061 shares, 10,352,869 shares
        and 10,363,320 shares                                            104          104          104
    Additional paid-in capital                                        30,846       30,697       30,783
    Retained earnings                                                 90,453       84,851       94,553
    Unearned compensation                                                (40)        (159)         (94)
    Treasury stock, at cost - 825,958 shares, 645,458 shares
        and 753,458 shares                                           (12,227)      (9,698)     (11,020)
                                                                   ---------    ---------    ---------
        Total stockholders' equity                                   109,136      105,795      114,326
                                                                   ---------    ---------    ---------
        Total                                                      $ 141,669    $ 145,357    $ 138,549
                                                                   ---------    ---------    ---------

                 See Notes to Consolidated Financial Statements
                                  Page 3 of 12

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                   Second Quarter Ended       Six Months Ended
                                                  August 23,  August 24,  August 23,  August 24,
                                                     1997       1996         1997        1996
                                                   --------    --------    --------    --------
Revenues                                           $ 37,257    $ 32,970    $ 65,005    $ 59,283

Costs and expenses:
    Product and delivery costs                       19,388      16,370      33,685      30,418
    Selling, general and administrative expenses     18,588      19,737      35,852      37,598
                                                   --------    --------    --------    --------
                                                     37,976      36,107      69,537      68,016
                                                   --------    --------    --------    --------
        Operating loss                                 (719)     (3,137)     (4,532)     (8,733)
Interest income                                         229         113         582         407
Interest expense                                        (90)       (104)       (183)       (220)
                                                   --------    --------    --------    --------
        Loss before income taxes                       (580)     (3,128)     (4,133)     (8,546)

Provision for (benefit from) income taxes:
    Current                                          (1,611)     (3,199)     (3,066)     (5,050)
    Deferred                                          1,414       2,167       1,661       2,230
                                                   --------    --------    --------    --------
                                                       (197)     (1,032)     (1,405)     (2,820)
                                                   --------    --------    --------    --------
        Net loss                                      ($383)    ($2,096)    ($2,728)    ($5,726)
                                                   --------    --------    --------    --------

Net loss per common share                             ($.04)      ($.22)      ($.28)      ($.59)
                                                   --------    --------    --------    --------

Weighted average number of common shares
  outstanding                                         9,599       9,727       9,605       9,672
                                                   --------    --------    --------    --------





                 See Notes to Consolidated Financial Statements
                                  Page 4 of 12

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                ----------------------
                                                                                AUGUST 23,  AUGUST 24,
                                                                                   1997       1996
                                                                                ----------  ----------
                                                                                    (Unaudited)
Cash flows from operating activities:
     Net loss                                                                    ($ 2,728)   ($ 5,726)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
          Depreciation                                                              1,332       1,299
          Amortization                                                                247         140
          (Increase) decrease in accounts receivable                               12,361      10,657
          (Increase) decrease in merchandise inventories                          (21,920)    (17,454)
          (Increase) decrease in prepayments and other current assets             (10,873)    (13,466)
          (Increase) decrease in deferred catalog costs                            (4,070)     (6,421)
          (Increase) decrease in other assets                                        (345)       (102)
          Increase (decrease) in trade accounts payable and accrued expenses       11,289       7,967
          Increase (decrease) in customer deposits                                    114         510
          Increase (decrease) in income taxes payable                              (2,715)     (2,892)
          Increase (decrease) in deferred compensation                                (36)        200
          Increase (decrease) in deferred income taxes                              1,946       2,230
                                                                                 --------    --------
              Net cash used in operating activities                               (15,398)    (23,058)
                                                                                 --------    --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                      (853)     (7,840)
                                                                                 --------    --------
              Net cash used in investing activities                                  (853)     (7,840)
                                                                                 --------    --------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations              (740)       (722)
     Proceeds from short term borrowings                                             --        10,000
     Proceeds from issuance of common stock                                            63         979
     Dividends paid                                                                (1,372)     (1,346)
     Payments to acquire treasury stock                                            (1,207)     (2,011)
     Other                                                                           --           668
                                                                                 --------    --------
              Net cash provided by (used in) financing activities                  (3,256)      7,568
                                                                                 --------    --------

              Net decrease in cash and cash equivalents                           (19,507)    (23,330)
                                                                                 --------    --------

Cash and cash equivalents at beginning of period                                   22,746      25,771
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $  3,239    $  2,441
                                                                                 --------    --------


Supplemental disclosures of cash flow information: Cash paid during the period for:
          Interest                                                               $    157    $    240
          Income taxes                                                              2,857       3,117

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


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):

                                             August 23,   August 24,   February 22,
                                                1997         1996          1997
                                             ----------   ----------   ------------
   Land and buildings                          $31,751      $31,235      $31,656
   Machinery and equipment                      27,244       24,032       26,512
   Furniture and fixtures                        3,328        3,257        3,313
   Leasehold improvements                        3,787        3,805        3,776
   Capital leases                                1,262        1,262        1,262
                                               -------      -------      -------

    Total property, plant &
     equipment, at cost                         67,372       63,591       66,519

    Less, accumulated depreciation
          and amortization                      27,532       23,426       26,200
                                               -------      -------      -------

   Property, plant and equipment - net         $39,840      $40,165      $40,319
                                               -------      -------      -------


2. NEW ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share." The standard revises the computation and presentation of earnings per share and will be adopted by the Company in the fourth quarter of fiscal 1998. The Company does not expect the adoption of this statement to have a material impact on reported earnings per share.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended August 23, 1997
Revenues for the quarter ended August 23, 1997 were $37.3 million, an increase of $4.3 million, or 13.0% higher than the quarter ended August 24, 1996. The increase in revenues was largely attributable to a rise of 7.2% in average revenue per order. Other factors included 2.6% more catalogs in circulation and 5.4% more orders received.

Product and delivery costs increased by $3.0 million, or 18.4%, in the quarter ended August 23, 1997, as compared to the second quarter of the prior year. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees charged to customers. The increase in costs was partially attributable to the increase in orders. These costs also comprised a higher percentage of revenues, 52.0% in the quarter ended August 23, 1997, as compared to 49.7% in the quarter ended August 24, 1996. The Company engaged in lower pricing and a free shipping and handling promotion, which raised its costs relative to revenues, but also contributed to higher sales per catalog.

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, decreased $1.1 million, or 5.8%, in the current quarter. The reduction in expense is largely due to 30% lower cost for paper used in the Company's catalogs. As a percentage of revenues, SG&A costs declined from 59.9% in the quarter ended August 24, 1996 to 49.9% in the quarter ended August 23, 1997. The improvement in the percentage of revenues is due to the lower paper costs, 10% higher sales per catalog, as well as spreading the Company's fixed SG&A costs over a higher revenue base.

Interest income for the quarter ended August 23, 1997 of $229,000 increased by $116,000 as compared to the second quarter of the prior year, due to a higher investment balance. Interest expense for the quarter ended August 23, 1997 of $90,000 was $14,000 lower than the same period last year, principally due to lower average debt levels.

The effective income tax rate was 34% for the current quarter, as compared to 33% in the second quarter of fiscal 1997.

Six Months Ended August 23, 1997
Revenues for the six months ended August 23, 1997 were $65.0 million, an increase of $5.7 million, or 9.7% higher than the corresponding period of the prior year. The increase in revenues was primarily attributable to an increase of 10% in average revenue per order. Catolog circulation and volume of orders for the current six month period were comparable to last year.

Product and delivery costs increased by $3.3 million, or 10.7%, as compared to the same period last year. These costs rose slightly as a percentage of revenues from 51.3% in the prior six month period to 51.8% in the current period. Shipping and handling fees charged to customers, which offset the Company's delivery costs, were lower in the current six month period as a percent of revenues as compared to last year. As the average order size grew, shipping and handling revenue did not increase at the same rate, in accordance with the fee table published in the Company's catalogs.

Selling, general and administrative (SG&A) expenses decreased $1.7 million, or 4.6%, for the current six months as compared to the same period last year, due primarily to 26% lower costs for paper used in the Company's catalogs. As a percentage of revenues, SG&A costs decreased from 63.4% for the six months ended August 24, 1996 to 55.2% for the current six month period. The improvement in the percentage of revenues is due to the lower paper costs, 9.7% higher sales per catalog, as well as spreading the Company's fixed SG&A costs over a higher revenue base. Lower paper costs are expected to continue to favorably affect the Company's earnings for the balance of the current fiscal year. Paper costs are expected to increase next year, although to a lesser extent than in fiscal 1996 and 1997. The Company cannot assess the impact of future increases in paper costs at this time.

Interest income for the current six months ended August 23, 1997 of $582,000 increased by $175,000 as compared to the same period of the prior year, due to a higher investment balance. Interest expense for the six months ended August 23, 1997 of $183,000 was $37,000 lower than the same period last year, due to lower average debt levels.

The effective income tax rate was 34% for the six months ended August 23, 1997, as compared to 33% in the six months ended August 24, 1996.

Financial Condition

The Company's working capital ratio at August 23, 1997 was 3.22 to 1, as compared to 4.73 to 1 at February 22, 1997 and 2.67 to 1 at August 24, 1996. Due to the seasonality of the Company's business, the first half of the fiscal year has been a loss period, and a period of working capital demand in preparation for the peak selling season. The Company builds up its inventory and prepays substantial catalog costs during this period. It also collects its year-end receivables from customers under its deferred billing program during this period. During the six months ended August 23, 1997, the Company used approximately $7.7 million less cash for working capital needs than in the corresponding period last year. The major contributing factors were lower catalog-related expenditures, and higher receivables collected. Inventory is approximately 8% higher than last year in anticipation of strong Christmas sales as well as an attempt to minimize lost sales and costs from backorders. Operating needs were met with funds generated from operations. In the current six month period, the Company did not borrow on its revolving credit facility; whereas in the first half last year, $10 million had been borrowed.

The Company expended capital of $853,000 during the six months ended August 23, 1997, compared to $7.8 million last year. Last year, the Company's capital spending was primarily to expand its National Distribution Center, which was completed in the fall of 1996. During the latter part of fiscal 1998, and continuing into fiscal 1999, the Company has committed to upgrade its order entry software, with total projected spending of approximately $3.7 million.

The Company paid dividends totaling $1.4 million, approximately the same as in the first half last year.

During the six months ended August 23, 1997, the Company continued its open market stock repurchase program, and acquired 72,500 shares of its common stock. As of August 23, 1997, the Company had acquired a total of 457,000 shares since the repurchase plan was authorized.

Recently Issued Accounting Standard

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

PART II.
                               OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders.

    On July 25, 1997, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results with respect to each such matter are summarized below:

    1. Election of one Director for a three year term expiring at the 2000 Annual Meeting of Stockholders.

                                  For             Withheld
         David C. Hochberg     8,521,819          291,456



    2. Approval of the appointment of Coopers & Lybrand, LLP, as the independent auditors of the Company for the year ending February 28, 1998.


              For            Against        Abstained
              ---            -------        ---------
           8,539,466          7,426          266,383

    3. Approval of the Company's 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan which reserves 525,000 shares of common stock for issuance thereunder.

              For            Against        Abstained       Non-Voting
              ---            -------        ---------       ----------
           6,731,198        1,025,585         96,673          959,819


    4. Approval of the Company's 1997 Stock Option Plan for Non-Employee Directors which reserves 50,000 shares of common stock for issuance thereunder.

              For            Against        Abstained      Non-Voting
              ---            -------        ---------      ----------
           7,399,951         356,651          96,854         959,819

Item 6. Exhibits and Reports on Form 8-K.

        Exhibit 11 - Statement re: Computation of loss per share.


        Reports on Form 8-K:  None.

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


                                                 Lillian Vernon Corporation
                                                 --------------------------
                                                         (Registrant)





Date:  October 3, 1997                      By: /s/ Robert S. Mednick
                                               --------------------------------
                                               Robert S. Mednick
                                               Vice President-Chief Financial
                                               Officer