Form 10-Q
period 1997-11-22
LILLIAN VERNON CORP
filed 1998-01-05
CIK 818008

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


     (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended November 22, 1997.
                  -------------------------------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from......to.........

                  Commission file number 1-9637.


                           LILLIAN VERNON CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     13-2529859
     ---------------------                          ---------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

               543 Main Street, New Rochelle, New York   10801
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

9,426,216 Shares of Common Stock, $.01 par value, as of January 2, 1998.

                           LILLIAN VERNON CORPORATION
                           --------------------------

                                   Form 10-Q

                               November 22, 1997



Part I. Financial Information                                            Page #
-----------------------------                                            ------

      Item 1.
      Consolidated Balance Sheets as of
      November 22, 1997, November 23, 1996
      (unaudited) and February 22, 1997
      (audited)                                                            3


      Consolidated Statements of Income
      for the quarter and nine months ended
      November 22, 1997 and November 23, 1996
      (unaudited)                                                          4


      Consolidated Statements of
      Cash Flows for the nine months ended
      November 22, 1997 and November 23, 1996
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         NOVEMBER 22,       NOVEMBER 23,     FEBRUARY 22,
                                     ASSETS                                 1997               1996             1997
                                     ------                             -------------     -------------     -------------
                                                                                  (Unaudited)                (Audited)
Current assets:
    Cash and cash equivalents                                             $   2,429         $   3,443         $  22,746
    Accounts receivable                                                      32,438            32,522            24,476
    Merchandise inventories                                                  52,892            44,888            30,480
    Deferred income taxes                                                        --                --             1,548
    Prepayments and other current assets                                      8,082            11,121            10,438
                                                                          ---------         ---------         ---------
         Total current assets                                                95,841            91,974            89,688

Property, plant and equipment, net (Note 1)                                  39,490            40,847            40,319
Deferred catalog costs                                                       19,618            19,196             6,140
Other assets                                                                  3,059             2,374             2,402
                                                                          ---------         ---------         ---------
         Total                                                            $ 158,008         $ 154,391         $ 138,549
                                                                          ---------         ---------         ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Trade accounts payable and accrued expenses                           $  31,061         $  30,204         $  14,485
    Customer deposits                                                         1,550             1,641               260
    Current portion of long-term debt and lease obligations                   1,452             1,480             1,489
    Revolving debt (Note 2)                                                      --                --                --
    Income taxes payable                                                         --                --             2,715
    Deferred income taxes                                                     2,722             2,795                --
                                                                          ---------         ---------         ---------
         Total current liabilities                                           36,785            36,120            18,949

Long-term debt, less current portion                                             --             1,271             1,270
Capital lease obligations, less current portion                                  --               182               124
Deferred compensation                                                         3,444             3,400             3,500
Deferred income taxes                                                           753               393               380
                                                                          ---------         ---------         ---------
         Total liabilities                                                   40,982            41,366            24,223
                                                                          ---------         ---------         ---------
Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
         authorized; no shares issued and outstanding                            --                --                --
    Common stock, $.01 par value; 20,000,000 shares
         authorized; issued - 10,387,858 shares, 10,361,401 shares
         and 10,363,320 shares                                                  104               104               104
    Additional paid-in capital                                               31,120            30,764            30,783
    Retained earnings                                                        99,340            92,827            94,553
    Unearned compensation                                                       (23)             (127)              (94)
    Treasury stock, at cost - 905,458 shares, 714,658 shares
         and 753,458 shares                                                 (13,515)          (10,543)          (11,020)
                                                                          ---------         ---------         ---------
         Total stockholders' equity                                         117,026           113,025           114,326
                                                                          ---------         ---------         ---------
         Total                                                            $ 158,008         $ 154,391         $ 138,549
                                                                          ---------         ---------         ---------

                 See Notes to Consolidated Financial Statements
                                  Page 3 of 12

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THIRD QUARTER ENDED                NINE MONTHS ENDED
                                                       ------------------------------    ------------------------------
                                                       NOVEMBER 22,     NOVEMBER 23,     NOVEMBER 22,     NOVEMBER 23,
                                                          1997             1996             1997             1996
                                                       -------------    -------------    -------------    -------------
Revenues                                                 $ 106,305        $ 100,343        $ 171,309        $ 159,626

Costs and expenses:
   Product and delivery costs                               47,577           42,039           81,262           72,457
   Selling, general and administrative expenses             44,056           44,984           79,908           82,582
                                                         ---------        ---------        ---------        ---------
                                                            91,633           87,023          161,170          155,039
                                                         ---------        ---------        ---------        ---------
       Operating income                                     14,672           13,320           10,139            4,587
Interest income                                                  3                4              586              418
Interest expense                                              (199)            (265)            (382)            (492)
                                                         ---------        ---------        ---------        ---------
       Income before income taxes                           14,476           13,059           10,343            4,513

Provision for (benefit from) income taxes:
   Current                                                   2,090            3,121             (976)          (1,929)
   Deferred                                                  2,832            1,261            4,493            3,491
                                                         ---------        ---------        ---------        ---------
                                                             4,922            4,382            3,517            1,562
                                                         ---------        ---------        ---------        ---------
       Net income                                        $   9,554        $   8,677        $   6,826        $   2,951
                                                         ---------        ---------        ---------        ---------
Net income per common share outstanding                  $    1.00        $     .90        $     .71        $     .31
                                                         ---------        ---------        ---------        ---------
Weighted average number of shares outstanding                9,516            9,666            9,575            9,670

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                   --------------------------------
                                                                                   NOVEMBER 22,        NOVEMBER 23,
                                                                                      1997                1996
                                                                                   ------------        ------------
                                                                                              (Unaudited)
Cash flows from operating activities:
  Net income                                                                         $  6,826            $  2,951
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation                                                                        3,068               2,802
    Amortization                                                                          180                 341
    (Increase) decrease in accounts receivable                                         (7,962)            (11,087)
    (Increase) decrease in merchandise inventories                                    (22,412)            (13,940)
    (Increase) decrease in prepayments and other current assets                         2,356               3,110
    (Increase) decrease in deferred catalog costs                                     (13,478)            (12,690)
    (Increase) decrease in other assets                                                  (766)               (201)
    Increase (decrease) in trade accounts payable and accrued expenses                 16,576              18,089
    Increase (decrease) in customer deposits                                            1,290               1,513
    Increase (decrease) in income taxes payable                                        (2,715)             (2,892)
    Increase (decrease) in deferred compensation                                          (56)                301
    Increase (decrease) in deferred income taxes                                        4,643               3,488
                                                                                     --------            --------
      Net cash used in operating activities                                           (12,450)             (8,215)
                                                                                     --------            --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                         (2,239)             (9,522)
                                                                                     --------            --------
      Net cash used in investing activities                                            (2,239)             (9,522)
                                                                                     --------            --------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations                 (1,431)             (1,402)
    Proceeds from issuance of common stock                                                317               1,057
    Proceeds from short term borrowings                                                11,500              12,500
    Repayment of short term borrowings                                                (11,500)            (12,500)
    Dividends paid                                                                     (2,039)             (2,048)
    Payments to acquire treasury stock                                                 (2,495)             (2,855)
    Other                                                                                  20                 657
                                                                                     --------            --------
      Net cash used in financing activities                                            (5,628)             (4,591)
                                                                                     --------            --------
      Net decrease in cash and cash equivalents                                       (20,317)            (22,328)
                                                                                     --------            --------
Cash and cash equivalents at beginning of period                                       22,746              25,771
                                                                                     --------            --------
Cash and cash equivalents at end of period                                           $  2,429            $  3,443
                                                                                     --------            --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                         $    339            $    563
    Income taxes                                                                        2,869               3,129

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

1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):

                                        November 22,  November 23, February 22,
                                           1997          1996         1997
                                        ------------  ------------ ------------

   Land and buildings                     $31,771       $31,454      $31,656
   Machinery and equipment                 28,404        25,978       26,512
   Furniture and fixtures                   3,369         3,310        3,313
   Leasehold improvements                   3,952         3,772        3,776
   Capital leases                           1,262         1,262        1,262
                                          -------       -------      -------

    Total property, plant &
     equipment, at cost                    68,758        65,776       66,519

    Less, accumulated depreciation
          and amortization                 29,268        24,929       26,200
                                          -------       -------      -------

   Property, plant and equipment - net    $39,490       $40,847      $40,319
                                          -------       -------      -------

2. CREDIT FACILITY

During the third quarter of fiscal 1998, the Company had borrowed up to $11.5 million under its revolving credit facility, but as of November 22, 1997, had repaid all of these borrowings. Interest was payable at a weighted average interest rate of approximately 6.1%. There were approximately $6.9 million of inventory letters of credit outstanding as of November 22, 1997.

3. NEW ACCOUNTING STANDARD

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended November 22, 1997

Revenues for the quarter ended November 22, 1997 were $106.3 million, an increase of $6.0 million, or 5.9%, over the quarter ended November 23, 1996. The increase in revenues was primarily attributable to an increased volume of orders, resulting from improved response to the Company's merchandise offerings. The Company's average amount of sales per catalog increased by over 8%.

Product and delivery costs increased $5.5 million, or 13.2%, in the quarter ended November 22, 1997, as compared to the third quarter of the prior year. These costs also comprised a higher percentage of revenues, 44.8% in the current quarter, compared to 41.9% in the third quarter last year. The increase in dollars was partially due to the higher volume of orders. In addition, the Company broadened its range of prices, and offered a greater percentage of personalized products compared to last year. While these strategies produced incremental sales per catalog, the Company's costs of merchandise, and labor to personalize products also rose relative to revenues. Other cost increases included UPS and Postal rates to ship the Company's orders, toll-free telephone charges, and wage rates.

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, declined $.9 million, or 2.1%, on approximately the same catalog circulation. As a percentage of revenues, SG&A costs declined to 41.4% in the third quarter this year, from 44.8% in the third quarter last year.
The average cost of paper used in the Company's catalogs was approximately 27% lower than the third quarter last year, contributing significantly to the reduced costs and improved percentage of revenues. In addition, by generating over 8% higher average sales per catalog, the Company improved the ratio of catalog costs to revenues.

Interest income was comparable between the third quarters of both years. Interest expense declined by $66,000 in the quarter ended November 22, 1997, compared to the quarter ended November 23, 1996, principally because of the scheduled repayment of long-term debt, and a lower average revolving debt balance this year.

The effective income tax rate was 34% for the quarter ended November 22, 1997, compared to 33.5% in the third quarter last year.

Nine Months Ended November 22, 1997

Revenues for the nine months ended November 22, 1997 were $171.3 million, an increase of $11.7 million, or 7.3%, compared to the nine months ended November 23, 1996. The increase in revenues was attributable to both an increase of approximately 5% in orders, and an increase of approximately 4% in average revenue per order.

Product and delivery costs rose by $8.8 million, or 12.2%, in the nine months ended November 22, 1997, compared to the same period last year. These costs also rose as a percentage of revenues from 45.4% in the nine month period last year, to 47.4% in the same period this year. The increase in dollars was partially due to the higher volume of orders. The increase in the percentage of revenues was due both to reduced profit margins on merchandise sold, as well as higher costs to process orders in the Company's Distribution Center. Some factors affecting these costs included an expansion of the Company's merchandise mix to include a broader range of price points, and an increase in the percentage of personalized products, both of which the Company believes increased sales per catalog, but raised costs relative to revenues.

Selling, general and administrative (SG&A) expenses declined $2.7 million, or 3.2%, in the nine months ended November 22, 1997, compared to the nine months ended November 23, 1996. As a percentage of revenues, SG&A costs declined to 46.6% in the nine month period this year, from 51.7% in the same period last year. Catalog circulation was about the same in both periods. The average cost of paper used in the Company's catalogs was approximately 26% lower than in the nine month period last year. In addition, by generating 9% higher average sales per catalog, the Company improved the ratio of catalog costs to revenues.

Interest income was $168,000 higher in the nine months ended November 22, 1997, compared to the nine months ended November 23, 1996, due to a higher average investment balance. Interest expense was $110,000 lower in the current nine month period compared to the same period last year, due principally to scheduled repayments of long-term debt.

The effective income tax rate in the current nine month period was 34%, compared to 34.6% for the same period last year.

Financial Condition

The Company's working capital ratio at November 22, 1997 was 2.61 to 1 as compared to 4.73 to 1 at February 22, 1997 and 2.55 to 1 at November 23, 1996. The Company's working capital needs have been met with funds generated from operations, and from drawdowns against its revolving credit facility.

The Company used more funds for operating activities in the current nine month period compared to the same period last year, principally because of a higher inventory balance at November 22, 1997. The Company built up inventory in anticipation of higher fourth quarter sales compared to last year, but also to try to minimize lost sales and costs from backorders. The Company expects to end fiscal 1998 with a higher level of inventory than in the prior year, but anticipates selling the inventory without major markdowns. The Company spent $7.3 million less for capital expenditures in the current nine month period, compared to last year, when the Company expanded its National Distribution Center. The Company has committed to upgrade its order entry system, with total projected spending of approximately $2.8 million in fiscal 1999. Overall, during the current nine month period, the Company used a comparable amount of cash as in the same period last year. Based on the Company's seasonal business, the fourth quarter is a period of cash replenishment as receivables are collected, inventories are sold, and prepaid catalog costs are utilized.

During the nine months ended November 22, 1997, the Company continued its open market stock repurchase program, and acquired 152,000 shares of its common stock for approximately $2.5 million. As of November 22, 1997, the Company had acquired a total of 536,500 shares since the repurchase plan was authorized on October 10, 1995.

At the Company's December 18, 1997 Board of Directors meeting, the regular quarterly cash dividend was increased from $.07 per share to $.08 per share, for all stockholders of record as of February 16, 1998, payable on March 2, 1998.

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



                                            Lillian Vernon Corporation
                                            --------------------------
                                                    (Registrant)




Date:  January 5, 1998                      By: /s/ Robert S. Mednick
     -------------------                       --------------------------------
                                               Robert S. Mednick
                                               Vice President,
                                               Chief Financial Officer