Form 10-K
period 1998-02-28
LILLIAN VERNON CORP
filed 1998-05-28
CIK 818008

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark one)

                [X] FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                       OR

                     [ ] FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 1-9637

                           LILLIAN VERNON CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               13-2529859
         (State of incorporation)          (I.R.S. Employer Identification No.)

 543 MAIN STREET, NEW ROCHELLE, NEW YORK                   10801
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number including area code: (914) 576-6400

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
-------------------                                      -------------------
Common Stock, par value $.01 per share.                American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy information statement, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value for the Voting Stock held by non-affiliates (based upon the closing price on May 15, 1998) was approximately $95,508,965.

   As of May 15, 1998, there were 9,370,883 shares of Common Stock, par value $.01 per share, outstanding.

   Part III is incorporated by reference to the registrant's Proxy Statement pursuant to Regulation 14A, covering the Annual Meeting of Stockholders to be held July 15, 1998.

                              -------------------

                   THE INDEX TO EXHIBITS APPEARS ON PAGE 15.

                           LILLIAN VERNON CORPORATION
                      FISCAL 1998 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
ITEM 1.    Business........................................................  1
ITEM 2.    Properties......................................................  6
ITEM 3.    Legal Proceedings...............................................  7
ITEM 4.    Submission of Matters to a Vote of Security Holders.............  7

                                    PART II
ITEM 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters ..........................................  8
ITEM 6.    Selected Financial Data.........................................  9
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................... 10
ITEM 7(a)  Quantitative and Qualitative Disclosure about Market Risk....... 14
ITEM 8.    Financial Statements and Supplementary Data..................... 14
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.......................................... 14

                                    PART III
ITEM 10.   Directors and Executive Officers of the Registrant ............. 15
ITEM 11.   Executive Compensation.......................................... 15
ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management ................................................... 15
ITEM 13.   Certain Relationships and Related Transactions.................. 15

                                    PART IV
ITEM 14.   Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K ..................................................... 15

                                     PART I

ITEM 1. BUSINESS

 General

   Lillian Vernon Corporation (the "Company") is a direct mail specialty catalog company concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products. The Company, a predecessor of which was founded in 1951, seeks to provide customers with reasonably priced products that can be differentiated from competitive products either by design, price or personalization. In fiscal 1998, the Company published 34 catalog editions, and mailed approximately 179,000,000 catalogs to past and prospective customers.

   The Company has developed a proprietary customer data base containing information about its customers, including such data as order frequency, size and date of last order, and type of products purchased. These and other factors are analyzed by computer to rank and segment customers to determine those most likely to purchase products offered in the Company's catalogs. The data base contains information with respect to approximately 21,800,000 people, approximately 3,250,000 of whom have placed orders with the Company during the last fiscal year. The Company derives a small portion of its revenue from the rental of its customer list to direct mail marketers and other organizations. The Company has a Special Markets division, which makes sales of premium and incentive products to numerous businesses, including Fortune 500 companies. The Special Markets division also sells to the wholesale market. The Company also operates a chain of outlet stores which offers Lillian Vernon merchandise.

   The following table reflects the Company's history in the areas of circulation of its catalogs, number of orders received and average revenue per order received, over the last five fiscal years.

                                                                     FISCAL YEARS ENDED
                                        ----------------------------------------------------------------------------
                                         FEBRUARY 26,    FEBRUARY 25,   FEBRUARY 24,   FEBRUARY 22,    FEBRUARY 28,
                                             1994            1995           1996           1997          1998 (3)
                                        -------------- --------------  -------------- --------------  --------------
Number of catalogs mailed (000's)(1) ..     150,846         179,424        179,539         175,232        178,917
Number of catalog editions.............          22              26             27              29             34
Number of orders received (000's) .....       4,602           4,940          4,903           4,643          4,936
Average revenue per order
 received (2)..........................    $  42.86        $  44.61       $  49.31        $  52.57       $  54.13

------------
(1) "Number of catalogs mailed" includes catalog circulation to the extent that related orders are received in that fiscal year.
(2) "Average revenue per order received" is not reduced for refunds, nor does it include shipping and handling or applicable state sales tax remittance.
(3)    Fiscal 1998 contained 53 weeks.

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

   The Company varies the quantity of its catalog mailings based on the selling season, anticipated revenue per catalog, the price of paper and other catalog costs, and its capacity to process and fill orders. In fiscal 1998, the Company produced 34 different catalog editions.

   The following table provides a breakdown of the various catalogs mailed in fiscal 1998, and information regarding the range of pages and product offerings in each:

                                                         APPROXIMATE
                                                            NO. OF
                                     NO. OF     NO. OF     PRODUCTS
CATALOG TITLE                       EDITIONS    PAGES      OFFERED
-------------                       --------    -----      -------
Lillian Vernon ...................      9       84-132     500-850
Private Sale......................      5           96     500-600
Lilly's Kids......................      6        48-84     350-600
Christmas Memories................      3        56-64     250-350
Neat Ideas for an Organized Life        2           48         300
Favorites.........................      4        48-72     300-500
Lillian Vernon Kitchen............      3        56-72     450-550
Personalized Gift.................      2        48-64     380-500

   Merchandise offered by the Company includes gifts, holiday products, toys and children's products, personal and home accessories, kitchen and houseware products, gardening and outdoor products. The Company employs a staff of experienced buyers, who seek reliable sources for what the Company believes to be unique, quality merchandise. The buyers attend numerous domestic and international trade and merchandise shows, study merchandising trends, and review the performance of merchandise previously offered. The Company also uses both its creative staff and free-lance artists to develop distinctive designs for many of its products, which the Company copyrights and has manufactured to its specifications. The Company provides free monogramming and full name personalization on many of the products it sells. In the past fiscal year, products which can be personalized or which were manufactured to the Company's exclusive design specifications accounted for about half of the products offered by the Company. It is anticipated that sales of personalized merchandise will continue to grow in fiscal 1999.

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

   The Company introduced a new Favorites catalog in early fiscal 1998. The Favorites catalog features many of the best-selling products across all Lillian Vernon catalog divisions.

   The Company's Personalized Gift catalogs primarily feature gift items, all offered with personalization.

   Lillian Vernon Kitchen catalogs offer products which include cookware, dinnerware, gourmet accessories, cutlery, glassware, flatware and gifts, many of them exclusive to this catalog.

   The Neat Ideas For An Organized Life catalogs offer a variety of home decor, organizational products and housewares.

   In fiscal 1999, the Company plans to combine Lillian Vernon's Kitchen and Neat Ideas into one catalog utilizing the strongest elements of each catalog. The new catalog will offer products which include holiday, closet, food preparation, kitchen accessories, kitchen decor, tabletop, organization, bath, laundry, car/garage and outdoor products.

   The Company introduced a new catalog, Lillian Vernon Gardening, in March 1998, which features a cross-section of functional garden products, as well as garden and floral-themed decorative accessories.

   The Company offers a deferred billing program to its customers, in which it agrees to charge the customers' credit cards for the full amount of their purchase at a future date specified in each catalog. The Company does not charge interest to the customers who participate in the deferred billing program.

   All products sold, including personalized products, are unconditionally guaranteed. An unsatisfied customer may return any product, even if personalized, for any reason. The dollar value of refunds requested by customers under the guarantee in fiscal 1998 was approximately 4.5% of revenues.

   The Company purchases its products from approximately 1,100 suppliers. Approximately 76% of the items sold by the Company are purchased abroad, predominantly from manufacturers located in Taiwan, Hong Kong, the Peoples' Republic of China, Italy and Germany. Most purchase orders are denominated in U.S. dollars. Although no manufacturer is individually material to the Company's operations, the Company buys significant quantities through several Far East trading companies which utilize multiple manufacturers. Also, the Company buys approximately 8% of its purchases through one Far Eastern buying agent, which acts as the Company's representative in its dealings with many different manufacturers in the Peoples' Republic of China and Hong Kong. As a result of its reliance upon foreign suppliers, the Company is subject to the risks of doing business abroad, but has experienced no material disruptions. To date, the recent Asian economic downturn has not materially affected the Company's sourcing of products in the region. Management is closely monitoring the situation and believes that adequate replacement sources are available to the Company should some of the Company's suppliers fail.

 Marketing

   The Company maintains a proprietary customer data base containing information with respect to approximately 21,800,000 customers, gift recipients and people who have requested its catalogs, approximately 3,250,000 of whom have placed orders with the Company during the last fiscal year. In addition, the Company rents from and exchanges mailing lists or specific portions of lists with direct marketers and other organizations in an attempt to gain new customers. Approximately 179,000,000 catalogs were mailed in fiscal 1998, of which approximately 80% were mailed to people whose names were in the Company's proprietary data base and approximately 20% were mailed to prospects derived from rented lists.

   The Company believes that its ability to analyze its computerized data base, as well as rented lists, and to select recipients for a particular mailing are important factors in its development. The Company analyzes various factors (e.g., frequency of order, date of last order, order size, type of products purchased and demographic data) to rank its customer and prospect groups in order to target its catalog mailings to those most likely to purchase its merchandise. The Company updates its data base to include new customers and eliminate non-responders. The Company does not engage in unresearched, speculative mailings.

   The Company periodically offers customers special promotions such as gifts with purchase, free shipping and handling, and a deferred billing option, in order to increase sales.

 List Rental

   The Company derives a small portion of its revenue from the rental of its data base to direct mail marketers and other organizations, and from the placement of advertisements for other companies' products in its outgoing packages.

 Order Fulfillment and Distribution

   Orders for merchandise are received by mail, telephone, fax, and via the Internet. Orders are received and processed at the Company's National Distribution Center in Virginia Beach, Virginia. Customer Service operations are also conducted at this facility. The Company also operated temporary telephone order call centers in New Rochelle, New York and Las Vegas, Nevada, during its peak selling season. The Company receives telephone orders on a 24-hour basis, seven days a week, with orders generally entered directly into the computer. Mail orders are opened, compared to payments, batched and entered into computer terminals. The Company uses its own data processing personnel to enter mail and telephone orders, as well as service bureaus to enter telephone orders on an as-needed basis. During fiscal 1998, the Company continued upgrading its computer capacity to enable it to handle an increase in telephone orders.

   The Company has recently decided to install a new order entry system. The new system will expand the Company's flexibility in processing customer orders, aid the Company in year 2000 compliance, and allow the Company to more easily offer incentives such as gift certificates, business to business order processing and customer loyalty programs. It is expected that the new system will be implemented by April, 1999.

   All orders are processed, packed and shipped at the Company's National Distribution Center. Approximately 50% of customer orders are shipped by United Parcel Service, with nearly all other orders being sent by the U.S. Postal Service. The Company also offers UPS Second Day Air delivery as an option to its customers, for an extra charge.

   The Company's National Distribution Center, an 821,000 square foot facility located in Virginia Beach, Virginia, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. All of the Company's distribution, and a majority of its warehousing activities, are conducted at this facility. The National Distribution Center is generally operated on a five-day-a-week basis, except during the Holiday season, when, depending upon demand, it may operate on a six or seven-day-a-week, three-shift basis. Personalization of products is also done at the Company's National Distribution Center. The Company is increasing the size of its personalization area at the National Distribution Center to be able to meet its needs for the 1998 peak season. The Company also owns a 154,000 square foot building in Virginia Beach used for additional distribution and warehousing space.

   The Company continually assesses the need to upgrade the capacity of its distribution facilities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

 Paper and Mailing Costs

   The Company expends significant amounts on paper in the production of its catalogs. The Company also uses substantial amounts of packing supplies and corrugated paper for boxes in which it ships its products. In fiscal 1998, the Company spent approximately $23.0 million in total paper costs and approximately $57.9 million in mailing catalogs and packages to its customers. In recent years, the U.S. Postal Service has increased its rates for both the mailing of catalogs and packages. It is anticipated that the U.S. Postal Service will again increase its rates in late fiscal 1999. The size of the increase is estimated to be 3.0% to 3.5%. No assurance can be given that postal rates will not continue to increase in the future. United Parcel Service, which increased its rates in 1995, 1996 and 1997, has also recently increased its rates. The Company expects that this rate increase will raise its UPS shipping rates by 9.0% to 9.5%.

   The price of paper is dependent upon supply and demand in the marketplace. Fiscal 1996 and fiscal 1997 financial results were negatively affected by substantially higher paper prices than prevailed prior to fiscal 1996, in fiscal 1998, and those that presently prevail. The Company anticipates that the price of paper will rise through fiscal 1999 and has secured the majority of its fiscal 1999 paper needs at market prices for high-volume purchasers. The Company attempts to recover a portion of these cost increases by increasing its shipping and handling charges, and where possible, reducing the dimensions and weight of catalogs, adjusting catalog page counts and circulation, and improving efficiencies in distribution and shipping. While the Company cannot estimate the magnitude of future paper and postage increases or decreases, such changes may impact the Company's future earnings. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

 Merchandise Overstocks

   The Company sells its overstocks to its customers at reduced prices, primarily through its Private Sale catalogs, its outlet stores and through special offers made to customers placing orders by telephone and the Internet.

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

   A number of the Company's products are purchased from sources located in Hong Kong. On July 1, 1997, Hong Kong's status as a British Crown Colony ended, with its rule reverting to the Peoples' Republic of China. The Company has not experienced any disruptions in its sourcing of merchandise since the reversion.

   In the past, various states had taken action to require mail order retailers to collect sales tax from residents in their states, even if the only contact with such states is the mailing of catalogs into the states. On May 26, 1992, the Supreme Court ruled that state governments could not require out of state mail order companies to collect and remit sales and use taxes without Congressional authorization. Since that time, bills have periodically been introduced in Congress which would allow states to impose sales tax collection responsibility upon mail order companies. Management is unable to predict the likelihood of Congress passing such legislation, and whether the Company will, in the future, be required to collect sales and use taxes in the various states. The collection of sales tax by mail order companies could have an adverse effect on customer response to the Company's catalogs, and the Company's competitive position by increasing both its cost of doing business and the effective price of its products to its customers. Although the Company believes the aforementioned adverse effect will not be of a material nature, the Company is unable, at this time, to predict the impact of the collection of sales tax on its financial position and results of operations. The Company does not expect that the collection of sales tax would have a material effect on its liquidity.

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

 Employees

   As of February 28, 1998, the Company and its subsidiaries employed approximately 1,500 employees. During the peak Holiday season, the Company employs approximately 4,700 employees including seasonal employees working in the telephone order, order processing and distribution areas. Employees are not covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

ITEM 2. PROPERTIES

   The Company's corporate headquarters and administrative offices are presently located in a 41,664 square foot building in New Rochelle, New York. This facility is leased from David C. and Fred P. Hochberg, under a net sublease expiring on July 30, 1998, with a present annual net rental of $429,788. David C. Hochberg is an officer, director and a principal stockholder of the Company. Fred P. Hochberg is a former officer and director, and a stockholder of the Company. The terms of such net lease provide that the Company is also responsible for the payment of all real estate taxes and other expenses associated with the operation and maintenance of the premises, including structural repairs. In fiscal 1998, the total cost to the Company for this space, including rent, real estate taxes, and other expenses was approximately $580,000 ($14 per square foot). After an independent study of the Company's current space requirements, its need to accommodate future growth, current rental prices, and the proposed rental increase for the New Rochelle facility, as well as a thorough analysis of available office space in Westchester County and environs, the Company decided to vacate this facility at the expiration of the lease.

   In July 1998 the Company will relocate its corporate headquarters and administrative offices to a 65,000 square foot building in Rye, New York. The corporate headquarters includes the executive offices, merchandising, creative, marketing and finance departments, as well as the wholesale division. This facility is leased from CVS New York, Inc. under a sublease agreement expiring on January 30, 2005, with a present annual rental of $1,153,000 ($17.75 per square foot). The sublease provides that the Company is only responsible for increases in real estate taxes and operating costs over a base year. The Company has received two renewal options, each for five years, from the owners of the building, an unaffiliated entity, upon the expiration of the sublease, in 2005.

   The Company believes that the new headquarters facility, with its increased area in one building, will be adequate for its anticipated growth needs. Additionally, management believes that the new facility will provide certain operational and managerial efficiencies.

   The Company's 821,000 square foot National Distribution Center is located on approximately 62 acres in Virginia Beach, Virginia. The facility, which became fully operational during the summer of 1988, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. The Company is constructing a 10,000 square foot mezzanine expansion in the personalization area of the National Distribution Center in order to increase capacity in the personalization department, which is anticipated to be needed in the 1998 peak season.

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

   In fiscal 1998 the Company leased a 3,600 square foot office in Las Vegas, Nevada, which served as a temporary telephone order facility for its peak selling season, and intends to lease a larger facility for the peak selling season of fiscal 1999.

   The Company leases fifteen retail locations, which serve as outlet stores, in the states of Virginia, New York, Delaware and South Carolina. The typical retail store is approximately 3,000 square feet, with leases expiring from fiscal 1999 through fiscal 2004, and various renewal options through fiscal 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the American Stock Exchange (symbol: LVC). The following table sets forth the high and low sale prices for each quarterly period for the two most recent years. The stock prices are rounded to the nearest 1/16 point.

 QUARTER ENDED                                              HIGH       LOW
 -------------                                              ----       ---
May 25, 1996............................................   15 1/4     12 5/8
August 24, 1996 ........................................   14 5/8     10 3/8
November 23, 1996.......................................   13 1/2     10 7/8
February 22, 1997.......................................   13         11 1/4
May 24, 1997............................................   15 15/16   12 1/2
August 23, 1997 ........................................   17 1/4     15 1/2
November 22, 1997.......................................   17 1/2     14 7/8
February 28, 1998.......................................   18 5/8     14 1/8

   As of May 15, 1998, there were 372 registered holders of the Company's Common Stock.

   The Company has paid quarterly cash dividends on its common stock since an initial quarterly dividend of five cents ($.05) per share was paid in May of 1992. The quarterly dividend was increased to seven cents ($.07) per share payable September 1, 1994. Since March 2, 1998, a quarterly dividend of eight cents ($.08) per share has been paid to stockholders. The Board of Directors intends to continue to declare and pay a quarterly cash dividend. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

   On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of May 15, 1998, the Company has purchased 687,700 shares at a total cost of approximately $10.0 million. The Company uses these shares to make matching contributions to its Profit Sharing/401(k) Plan and to issue shares under its Option Plans.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    FISCAL YEARS ENDED
                                       ----------------------------------------------------------------------------
                                        FEBRUARY 28,    FEBRUARY 22,   FEBRUARY 24,   FEBRUARY 25,    FEBRUARY 26,
                                          1998 (1)          1997           1996           1995            1994
                                       -------------- --------------  -------------- --------------  --------------
OPERATING RESULTS (000'S)
Revenues .............................    $258,224        $240,053       $238,192        $222,211       $196,331
Income before income taxes ...........      13,603           8,112          8,425          19,134         19,495
Net income ...........................       8,978           5,354          5,729          13,620         12,772
PER SHARE
Net income--Basic (3).................    $    .94        $    .55       $    .59        $   1.43       $   1.35
Net Income--Diluted (3) ..............         .93             .55            .57            1.38           1.33
Book value ...........................       12.45           11.90          11.75           11.44          10.22
Dividends ............................         .29             .28            .28             .26            .20

FINANCIAL POSITION AT YEAR END (000'S)
Cash and cash equivalents ............    $ 25,132        $ 22,746       $ 25,771        $ 38,779       $ 52,880
Working capital ......................      74,453          70,739         76,721          79,068         72,665
Total assets .........................     143,667         138,549        136,385         137,768        130,937
Long-term obligations (2) ............       1,394           2,883          4,335           5,755          7,150
Stockholders' equity..................     116,713         114,326        113,193         110,187         97,255

AVERAGE SHARES OUTSTANDING (000'S)
Basic (3) ............................       9,532           9,658          9,713           9,555          9,448
Diluted (3) ..........................       9,636           9,664          9,981           9,892          9,632

------------
(1)    Fiscal year 1998 contained 53 weeks.
(2) Includes current installments and long-term portions of debt and capital lease obligations.
(3) Net income per share and average shares outstanding data have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues. The table reflects certain reclassifications made to conform to the current year's presentation.

                                                              FISCAL YEARS ENDED
                                                ----------------------------------------------
                                                 FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                     1998           1997            1996
                                                -------------- --------------  --------------
Revenues ......................................      100.0%         100.0%          100.0%
Costs and expenses:
 Product and delivery costs ...................      (48.2)         (46.0)          (46.1)
 Selling, general and administrative expenses        (46.2)         (50.6)          (50.3)
 Corporate headquarters relocation ............       (0.5)            --              --
                                                     -----          -----           -----
  Operating income ............................        5.1            3.4             3.6
Interest income ...............................        0.4            0.2             0.6
Interest expense ..............................       (0.2)          (0.3)           (0.3)
Merger-related expenses .......................         --             --            (0.4)
                                                     -----          -----           -----
 Income before income taxes ...................        5.3            3.3             3.5
 Provision for income taxes ...................       (1.8)          (1.1)           (1.1)
                                                     -----          -----           -----
  Net income ..................................        3.5%           2.2%            2.4%
                                                     -----          -----           -----

 FISCAL 1998 AND FISCAL 1997

   Revenues for fiscal 1998 were $258.2 million, an increase of $18.2 million, or 7.6%, over fiscal 1997. Average revenue per catalog rose by approximately 7.4%, with increases in both response rate and average revenue per order. Order volume rose by approximately 6.5%, including the effect of an additional week in fiscal 1998 compared to 1997. While total catalog circulation increased only about 2%, the Company added new Spring mailings of its Lilly's Kids, Personalized Gift, and Neat Ideas catalogs. The Company also introduced the Favorites catalog, featuring many strong-selling products from its other catalogs.

   Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing, filling and shipping orders, reduced by shipping and handling revenue collected from customers. These costs of $124.4 million increased by $14.0 million, or 12.7% in fiscal 1998 compared to fiscal 1997, partially because of the higher volume of orders shipped. As a percentage of revenues, product and delivery costs increased from 46.0% in fiscal 1997 to 48.2% in fiscal 1998. The increase in the percentage of revenues was due both to reduced profit margins on merchandise sold, as well as higher costs to process orders in the Company's National Distribution Center. Some factors affecting this ratio included offering merchandise at a broader range of price points to increase sales, an increase in the percentage of personalized products, with the related higher labor costs, an increase in government tariffs on toll-free telephone calls, and higher package delivery costs due to rate increases, heavier packages, and an increase in multiple shipments per order. The Company believes that offering lower price points and more personalized merchandise contributed favorably to achieving higher revenue per catalog, although it increased costs relative to revenues.

   Selling, general and administrative ("SG&A") expenses were $119.3 million in fiscal 1998, compared to $121.5 million in fiscal 1997, a decrease of $2.3 million, or 1.9%. As a percentage of revenues, SG&A expenses also declined, from 50.6% in fiscal 1997 to 46.2% in fiscal 1998. The largest component of these expenses are the costs of producing, printing, and mailing the Company's catalogs. Catalog circulation increased approximately 2% in fiscal 1998 compared to fiscal 1997. A lower ratio of catalog costs to revenues was the principal reason for the improvement in SG&A expenses as a percentage of revenues. The improvement came almost equally from lower paper costs and an improvement in revenue generated per catalog.

   The average cost of paper used in the Company's catalogs was approximately 25% lower in fiscal 1998 compared to fiscal 1997. Paper prices are expected to rise in the upcoming fiscal year 1999. The Company has obtained commitments from its suppliers to provide the majority of its expected paper needs at the then-prevailing market price for high-volume purchasers. Postal rates to mail the Company's catalogs are expected to rise by 3.0% to 3.5% in fiscal 1999, but the timing of the rate increase is not known at this time. United Parcel Service rates for packages have also increased in fiscal 1999. The Company expects that this rate increase will raise its UPS shipping rates by 9.0% to 9.5%. U.S. Postal rates for packages are also expected to rise in the latter part of the fiscal year. Management continually implements strategies to attempt to increase product sales, and, in May 1998, raised the fees for shipping and handling that are charged to its customers. These strategies are expected to partially offset the cost increases; however, management cannot assess the negative impact of these factors on its future earnings.

   In fiscal 1998, the Company decided to relocate its Corporate Headquarters to a larger facility located in Rye, New York. The relocation will take place at the end of the Company's existing lease, in July 1998. The move will allow for continued growth. In connection with the move, the Company wrote-off $1.3 million in the fourth quarter of fiscal 1998, representing the unamortized value of the leasehold improvements in the old corporate headquarters. The Company does not anticipate incurring any other significant expenses in connection with the move.

   Interest income in fiscal 1998 was $.9 million, compared to $.6 million in fiscal 1997. The increase of $.3 million was the result of a higher average investment balance, because of improved profitability and lower capital expenditures. Interest expense declined by $.1 million, principally because of the scheduled repayment of long-term debt.

   The Company's effective income tax rate in fiscal 1998 was 34%, the same as in fiscal 1997.

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

   Product and delivery costs of $110.4 million increased $.5 million, or 0.4% in fiscal 1997 as compared to fiscal 1996. As a percentage of revenues, product and delivery costs decreased slightly from 46.1% in fiscal 1996 to 46.0% in fiscal 1997. Product profit margin improved significantly, principally because less inventory liquidation was needed. The Company's postage expense to customers was positively impacted by the expansion of the Company's National Distribution Center, which eliminated some capacity constraints of the prior year. These cost reductions were partially offset by less shipping and handling revenue, which was lower because less orders were shipped, and because of certain marketing promotions run by the Company.

   Selling, general and administrative ("SG&A") expenses were $121.5 million in fiscal 1997, compared to $119.6 million in fiscal 1996, an increase of $1.9 million, or 1.6%. As a percentage of revenues,SG&A expenses increased from 50.3% in fiscal 1996 to 50.6% in fiscal 1997. The ratio of catalog costs to revenues improved in fiscal 1997, even though the cost of producing an average catalog was slightly higher. The ratio improved because of a rise in average revenue per catalog. High paper costs continued to be reflected in the Company's catalog expense, particularly in the core catalogs, while the prices of its specialty catalog paper improved during the latter part of the fiscal year.

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

   Fiscal 1996 earnings reflect a non-recurring pre-tax charge of $921,000 for the costs of a terminated merger agreement (see Note 11 to Financial Statements).

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

   Because of slower demand for its products in the first half of its fiscal year, and because of added fixed costs to increase sales year-round and invest in future growth, the Company incurred a cumulative net loss during the first six months of fiscal 1998, 1997, and 1996. Due to these factors, management expects to incur a loss for the first half of fiscal 1999 as well.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's balance sheet and liquidity are strong. At the end of fiscal 1998, cash and cash equivalents totaled $25.1 million; the current ratio was 4.3:1; stockholders' equity totalled $116.7 million; and debt obligations (including current maturities) represented 1.2% of equity.

   In fiscal 1998, the Company generated $13.7 million of cash from operating activities. Inventory rose by $6.5 million as of the end of fiscal 1998 compared to 1997, due to new product offerings, in anticipation of higher sales, and to enable the Company to better service customers. Management expects to be able to sell this inventory without significant gross margin reductions. The Company used $1.5 million of funds for long-term debt repayments, and generated $.4 million from the sale of common stock through its employee stock option and purchase plans.

   Capital spending in fiscal 1998 was $3.1 million. Capital expenditures in fiscal 1997 totaled $10.3 million, of which $8.5 million related to the expansion of the Company's National Distribution Center. The expansion project, consisting principally of a 335,000 square foot addition to the building, and related warehousing, shipping and computer equipment, cost approximately $14 million (including fiscal 1996 expenditures), and was completed in August of 1996. The fiscal 1998 major capital expenditures, as well as the balance of the capital expenditures in fiscal 1997, were made to upgrade the Company's computer equipment, and its distribution center machinery and equipment. In fiscal 1999, the Company is planning to expand the personalization area of its National Distribution Center to be able to handle increased demand for personalized merchandise. The Company may continue to find it necessary to expand the capacity of the National Distribution Center in the future. The Company has committed to upgrade its order entry system. In fiscal 1998, approximately $1.0 million was spent on this project, and the Company expects to spend approximately $2.9 million on hardware and software for the remainder of the project. In addition to allowing the Company's telemarketing staff to enter orders more efficiently, the new system will be Year 2000 compliant, and allow the Company to expand certain marketing opportunities. The new system is expected to be operational in April 1999.

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

   The Company has paid quarterly cash dividends since May 1992, and has increased its quarterly dividend from $.05 to $.07 per share in September 1994, and from $.07 to $.08 per share in March 1998. The Company anticipates continuing to pay cash dividends to its stockholders in the future. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements, and other relevant factors. Dividends declared in fiscal 1998 totaled $2.8 million, or $.29 per share.

   On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. During the fiscal year ended February 28, 1998, the Company purchased 270,700 shares at a total cost of $4.4 million. Shares repurchased under the plan from inception through February 28, 1998 total 655,200, at a cost of $9.5 million.

   The Company believes that its cash flow from operations, current investment balance, and credit facilities will be sufficient to meet its operating needs.

YEAR 2000 COMPLIANCE

   The Company is in the process of modifying its computer software applications and systems to function properly with respect to dates in the Year 2000 and thereafter. The Company expects to complete the necessary changes by early calendar 1999, using both its in-house staff and outside resources, at a cost of less than $1 million. An assessment of the readiness of external entities with which the Company interfaces, such as its vendors, is ongoing. The Company does not currently anticipate any material disruption to its operations as a result of a failure to properly modify its own systems. However, failure of third parties with which the Company does business to properly modify their systems could have a material adverse effect upon the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses); and No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of its disclosures. Both Statements are effective for fiscal years beginning after December 15, 1997, and accordingly, the Company will adopt them in fiscal 1999.

   Effective in the fourth quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share ", which required the Company to state a dual presentation of basic and diluted earnings per share in its financial statements. The basic calculation replaces the calculation of primary earnings per share, and did not have a material impact on reported earnings per share.

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The response to this Item is submitted as a separate section of this report on pages F-1 through F-17.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
         FORM 8-K

   (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report on pages F-1 through F-17.

   (a)(1) Consolidated Financial Statements

   --Balance Sheets--February 28, 1998 and February 22, 1997............... F-2
   --Statements of Income for the three Fiscal Years ended 1998, 1997 and 1996 ........................................................... F-3
   --Statements of Stockholders' Equity for the three Fiscal Years ended
       1998, 1997 and 1996................................................. F-4
   --Statements of Cash Flows for the three Fiscal Years ended 1998,
       1997 and 1996 ...................................................... F-5
   --Notes to Financial Statements......................................... F-6
   --Report of Independent Accountants..................................... F-17

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

   (b) Reports on Form 8-K.

   No Form 8-K reports have been filed by the Registrant during the last quarter of the period covered by this report.

   (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NO.                       DESCRIPTION                              PAGE
-----------                       -----------                              ----

2.1        --Plan and Agreement of Merger dated June 29, 1987 between
             Lillian Vernon Corporation, a New York corporation, and the
             Company.......................................................(1)

2.2        --Certificate of Ownership and Merger between Lillian Vernon
             Corporation and the Company filed in Delaware.................(1)

2.3        --Certificate of Merger between Lillian Vernon Corporation and the Company filed in New York.................................(2)

3.1        --Certificate of Incorporation with Amendments of Lillian
             Vernon Corporation............................................(2)

3.2        --By-Laws of Lillian Vernon Corporation.........................(1)

10.1       --Amended and Restated Lillian Vernon Corporation Profit
             Sharing Plan..................................................(16)

10.2       --Employees' Pension Plan.......................................(1)

10.3       --1987 Performance Unit, Restricted Stock, Non-Qualified Option
             and Incentive Stock Option Plan...............................(1)

EXHIBIT NO.                       DESCRIPTION                              PAGE
-----------                       -----------                              ----

10.4       --First Amendment to Employment Agreement with Lillian Vernon, formerly Lillian M. Katz......................................(6)

10.5       --Executive Deferred Compensation Agreement and first amendment thereto with Lillian Vernon, formerly Lillian M. Katz.........(7)

10.6       --Second Amendment to Deferred Compensation Agreement with Fred
             P. Hochberg...................................................(8)

10.7       --Second Amendment to Deferred Compensation Agreement with
             David C. Hochberg.............................................(9)

10.8       --Form of Indemnification Agreement with officers and
             directors.....................................................(1)

10.9       --Lease for Company's facility at New Rochelle, New York........(1)

10.10      --Trademark Registrations for Lillian Vernon Corporation--
             Service Mark and Logo.........................................(1)

10.11      --Loan Agreement with Crestar Bank and related documents........(3)

10.12      --Note Purchase Agreement between the Company and Northwestern
             National Life Insurance Co., Farm Bureau Life Insurance Co.
             of Michigan, FB Annuity Corp., and Farm Bureau Mutual
             Insurance Co. of Michigan and related Promissory Notes dated
             September 9, 1988.............................................(4)

10.13      --Note Purchase Agreement between the Company and Northern Life
             Insurance Co., Commercial Union Life Insurance Co. of
             America, Life Insurance Co. of Georgia and Texas Life
             Insurance Co. and related Promissory Notes dated October 28,
             1988..........................................................(4)

10.14      --Letter Amendment dated November 30, 1990 to Note Purchase
             Agreement between the Company and Northwestern National Life Insurance Co., Farm Bureau Life Insurance Co. of Michigan, FB Annuity Corp., and Farm Bureau Mutual Insurance Co. of
             Michigan and related Promissory Notes dated September 9, 1988.(5)

10.15      --Letter Amendment dated November 30, 1990 to Note Purchase
             Agreement between the Company and Northern Life Insurance
             Co., Commercial Union Life Insurance Co. of America, Life Insurance Co. of Georgia and Texas Life Insurance Co. and
             related Promissory Notes dated October 28, 1988...............(5)

10.16      --Sublease between Fred P. and David C. Hochberg and
             Company--New Rochelle facility................................(8)

10.17      --Lillian Vernon Corporation 1993 Stock Option Plan for
             Non-Employee Directors........................................(10)

10.18      --Employment Agreement with Larry Blum..........................(11)

10.19      --Employment Agreement with Howard Goldberg.....................(12)

10.20      --Employment Agreement with Robert S. Mednick...................(13)

10.21      --Revolving Credit Agreement, Letter of Credit and Bankers
             Acceptance facility dated as of August 19, 1996 among Lillian Vernon Corporation as Borrower, Lillian Vernon Fulfillment Services, Inc., LVC Retail Corporation and Lillian Vernon International Ltd. as Guarantors, the Banks named therein and
             The Chase Manhattan Bank as agent.............................(14)

10.22      --1997 Performance Unit, Restricted Stock, Non-Qualified Option
             and Incentive Stock Option Plan...............................(15)

10.23      --1997 Stock Option Plan for Non-Employee Directors.............(15)

10.24      --Form of Agreement re Change of Control with certain executive
             officers......................................................E-1

10.25      --Agreement of Sublease dated January 30, 1998 between CVS New
             York, Inc. and the Company and exhibits.......................E-16

22         --Subsidiaries of registrant....................................E-140

24         --Consent of Coopers & Lybrand re: incorporated reference to
             Form S-8......................................................E-141

27         --Financial Data Schedule.......................................E-142

--------------
(1) Filed with Registration Statement on Form S-1 (File No. 33-15430) and incorporated by reference herein.
(2) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1987 and incorporated by reference herein.
(3) Filed with Annual Report on Form 10-K for the year ended February 26, 1988 and incorporated by reference herein.
(4) Filed with Annual Report on Form 10-K for the year ended February 24, 1989 and incorporated by reference herein.
(5) Filed with Annual Report on Form 10-K for the year ended February 23, 1991 and incorporated by reference herein.
(6) Filed with Annual Report on Form 10-K for the year ended February 29, 1992 and incorporated by reference herein.
(7) Amendment filed with Quarterly Report on Form 10-Q for the quarter ended May 30, 1992 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement--see (1) above.
(8) Filed with Annual Report on Form 10-K for the year ended February 27, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement. See (1) above.
(9) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement--see (1) above.
(10) Filed with Registration Statement on Form S-8 (File No. 33-71250) and incorporated by reference herein.
(11) Filed with Annual Report on Form 10-K for the year ended February 25, 1995, and incorporated by reference herein.
(12) Filed with Quarterly Report on Form 10-Q for the quarter ended May 27, 1995 and incorporated by reference herein.
(13) Filed with Quarterly Report on Form 10-Q for the quarter ended May 25, 1996 and incorporated by reference herein.
(14) Filed with Quarterly Report on Form 10-Q for the quarter ended August 24, 1996 and incorporated by reference herein.
(15) Filed with Registration Statement on Form S-8 on September 26, 1997 (File No. 333-36467) and incorporated by reference herein.
(16) Filed with Registration Statement on Form S-8 on March 31, 1998 (File No. 333-48951) and incorporated by reference herein.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                          LILLIAN VERNON CORPORATION

Dated May 26, 1998                        By: /s/ Lillian Vernon
                                              -------------------------------
                                              Lillian Vernon, Chairman
                                              of the Board of Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                       DATE
          ---------                        -----                       ----

/s/ Lillian Vernon              Chairman of the Board of
------------------------------    Directors (Principal Executive
Lillian Vernon                    Officer)                         May 26, 1998

/s/ Robert S. Mednick           Vice President--Chief
------------------------------    Financial Officer (Principal
Robert S. Mednick                 Financial and Accounting         May 26, 1998
                                  Officer)

/s/ Howard Goldberg             President, Chief Operating
------------------------------    Officer and Director             May 26, 1998
Howard Goldberg

/s/ David C. Hochberg           Vice President--Public Affairs
------------------------------    and Director                     May 26, 1998
David C. Hochberg

/s/ Leo Salon                   Director                           May 26, 1998
------------------------------
Leo Salon

/s/ William E. Phillips         Director                           May 26, 1998
------------------------------
William E. Phillips

/s/ Bert W. Wasserman           Director                           May 26, 1998
------------------------------
Bert W. Wasserman

/s/ Elizabeth M. Eveillard      Director                           May 26, 1998
------------------------------
Elizabeth M. Eveillard

/s/ Richard A. Berman           Director                           May 26, 1998
------------------------------
Richard A. Berman

/s/ Jonah Gitlitz               Director                           May 26, 1998
------------------------------
Jonah Gitlitz

                           LILLIAN VERNON CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                             SCHEDULES AND REPORTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        FEBRUARY 28, 1998  FEBRUARY 22, 1997
                                                                        -----------------  -----------------
ASSETS
Current assets:
 Cash and cash equivalents ............................................      $ 25,132          $ 22,746
 Accounts receivable, net..............................................        22,632            24,476
 Merchandise inventories...............................................        36,935            30,480
 Deferred income taxes (Note 2)........................................         2,034             1,548
 Prepayments and other current assets (Note 4).........................        10,173            10,438
                                                                             --------          --------
  Total current assets.................................................        96,906            89,688
Property, plant and equipment, net (Notes 5 and 7).....................        37,633            40,319
Deferred catalog costs.................................................         5,922             6,140
Other assets...........................................................         3,206             2,402
                                                                             --------          --------
  Total................................................................      $143,667          $138,549
                                                                             --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable and accrued expenses (Note 4)..................      $ 16,331          $ 14,485
 Customer deposits.....................................................           147               260
 Current portion of long-term debt and lease obligations (Notes 6, 7)           1,394             1,489
 Income taxes payable (Note 2).........................................         4,581             2,715
                                                                             --------          --------
  Total current liabilities............................................        22,453            18,949
Long-term debt, less current portion (Note 6)..........................            --             1,270
Capital lease obligations, less current portion (Note 7) ..............            --               124
Deferred compensation (Note 8).........................................         3,426             3,500
Deferred income taxes (Note 2).........................................         1,075               380
                                                                             --------          --------
  Total liabilities....................................................        26,954            24,223
                                                                             --------          --------
Commitments & Contingencies (Note 7)
Stockholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares authorized; no
  shares issued and outstanding........................................            --                --
 Common stock, $.01 par value; 20,000,000 shares authorized;
  issued--10,389,674 shares in 1998 and 10,363,320 shares in 1997 .....           104               104
 Additional paid-in capital............................................        31,160            30,783
 Retained earnings.....................................................       100,757            94,553
 Unearned compensation.................................................            (6)              (94)
 Treasury stock, at cost--1,016,491 shares in 1998 and
  753,458 shares in 1997 (Note 12).....................................       (15,302)          (11,020)
                                                                             --------          --------
  Total stockholders' equity...........................................       116,713           114,326
                                                                             --------          --------
  Total................................................................      $143,667          $138,549
                                                                             --------          --------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FISCAL YEARS ENDED
                                                    ---------------------------------------------
                                                     FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                         1998           1997            1996
                                                    -------------- --------------  --------------
Revenues...........................................    $258,224        $240,053       $238,192
Costs and expenses:
 Product and delivery costs........................     124,419         110,374        109,915
 Selling, general and administrative expenses  ....     119,278         121,530        119,635
 Corporate headquarters relocation (Note 7) .......       1,330              --             --
                                                       --------        --------       --------
                                                        245,027         231,904        229,550
                                                       --------        --------       --------
  Operating income.................................      13,197           8,149          8,642
Interest income....................................         910             614          1,314
Interest expense...................................        (504)           (651)          (610)
Merger-related expenses (Note 11)..................          --              --           (921)
                                                       --------        --------       --------
  Income before income taxes.......................      13,603           8,112          8,425
Provision for (benefit from) income taxes (Note
2):
 Current...........................................       4,566           3,622          3,560
 Deferred..........................................          59            (864)          (864)
                                                       --------        --------       --------
                                                          4,625           2,758          2,696
                                                       --------        --------       --------
  Net income.......................................    $  8,978        $  5,354       $  5,729
                                                       --------        --------       --------
Net income per common share--Basic.................    $    .94        $    .55       $    .59
                                                       --------        --------       --------
Net income per common share--Diluted...............    $    .93        $    .55       $    .57
                                                       --------        --------       --------
Weighted average number of common shares--Basic ...       9,532           9,658          9,713
Weighted average number of common shares and
 common share equivalents--Diluted.................       9,636           9,664          9,981

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                       COMMON STOCK                                               TREASURY STOCK
                                                     ------------------    PAID-IN   RETAINED     UNEARNED     --------------------
                                           TOTAL      SHARES     AMOUNT    CAPITAL   EARNINGS   COMPENSATION     SHARES     AMOUNT
                                           -----      ------     ------    -------   --------   ------------     ------     ------
BALANCE, FEBRUARY 25, 1995.............  $110,187    9,771,744    $ 98     $23,300   $ 88,922       ($2)       (139,892)    ($2,131)
Exercise of non-qualified stock
 options...............................     1,262      214,000       2       3,253                              (95,307)     (1,993)
Amortization of unearned compensation .         2                                                     2
Shares purchased by employees pursuant
 to Employee Stock Purchase Plan ......       106        7,899      --         106
Purchase of treasury stock.............    (1,732)                                                             (124,800)     (1,732)
Dividends ($.28 per share).............    (2,728)                                     (2,728)
Other..................................       367                              367
Net income.............................     5,729                                       5,729
                                         --------   ----------    ----     -------   --------       ---      ----------    --------
BALANCE, FEBRUARY 24, 1996.............   113,193    9,993,643     100      27,026     91,923         0        (359,999)     (5,856)
Shares issued to employees at $.01 per
 share pursuant to Restricted
 Stock Plan............................        --       15,000      --         197                 (197)
Exercise of non-qualified stock
 options...............................       893      337,000       4       2,720                             (133,759)     (1,831)
Amortization of unearned compensation .       103                                                   103
Shares purchased by employees pursuant
 to Employee Stock Purchase Plan  .....       184       17,677      --         184
Purchase of treasury stock.............    (3,333)                                                             (259,700)     (3,333)
Dividends ($.28 per share).............    (2,724)                                     (2,724)
Other..................................       656                              656
Net income.............................     5,354                                       5,354
                                         --------   ----------    ----     -------   --------       ---      ----------    --------
BALANCE, FEBRUARY 22, 1997.............   114,326   10,363,320     104      30,783     94,553       (94)       (753,458)    (11,020)
Exercise of non-qualified stock
 options...............................       297       16,000      --         200        (17)                    7,667         114
Amortization of unearned compensation .        88                                                    88
Shares purchased by employees pursuant
 to Employee Stock Purchase Plan ......       140       10,354      --         140
Purchase of treasury stock.............    (4,396)                                                             (270,700)     (4,396)
Dividends ($.29 per share).............    (2,757)                                     (2,757)
Other..................................        37                               37
Net income.............................     8,978                                       8,978
                                         --------   ----------    ----     -------   --------       ---      ----------    --------
BALANCE, FEBRUARY 28, 1998.............  $116,713   10,389,674    $104     $31,160   $100,757       ($6)     (1,016,491)   ($15,302)
                                         --------   ----------    ----     -------   --------       ---      ----------    --------

                 See Notes to Consolidated Financial Statements

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                 FISCAL YEARS ENDED
                                                                    ---------------------------------------------
                                                                     FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                                         1998           1997            1996
                                                                    -------------- --------------  --------------
Cash flows from operating activities:
 Net income........................................................     $ 8,978        $  5,354       $  5,729
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation.....................................................       4,478           4,092          3,586
  Amortization.....................................................         324             454            395
  Corporate Headquarters relocation................................       1,330              --             --
  (Gain) loss on sale of assets....................................          (7)             (8)            (6)
  (Increase) decrease in accounts receivable.......................       1,844          (3,041)            47
  (Increase) decrease in merchandise inventories...................      (6,455)            468           (530)
  (Increase) decrease in prepayments and other current assets .....         265           3,793         (6,736)
  (Increase) decrease in deferred catalog costs....................         218             366            126
  (Increase) decrease in other assets..............................      (1,040)           (309)          (296)
  Increase (decrease) in trade accounts payable and accrued
   expenses .......................................................       1,846           2,370         (1,941)
  Increase (decrease) in customer deposits.........................        (113)            132           (257)
  Increase (decrease) in income taxes payable......................       1,866            (177)          (684)
  Increase (decrease) in deferred compensation.....................         (74)            401            186
  Increase (decrease) in deferred income taxes.....................         209            (868)          (865)
                                                                        -------        --------       --------
   Net cash provided by (used in) operating activities ............      13,669          13,027         (1,246)
                                                                        -------        --------       --------
Cash flows from investing activities:
 Purchases of property, plant and equipment........................      (3,122)        (10,284)        (7,712)
 Proceeds from sale of assets......................................           7               8             95
                                                                        -------        --------       --------
   Net cash used in investing activities...........................      (3,115)        (10,276)        (7,617)
                                                                        -------        --------       --------
Cash flows from financing activities:
 Principal payments on long-term debt and capital lease
  obligations......................................................      (1,489)         (1,452)        (1,420)
 Proceeds from issuance of common stock............................         437           1,077          1,368
 Dividends paid....................................................      (2,757)         (2,724)        (2,728)
 Payments to acquire treasury stock................................      (4,396)         (3,333)        (1,732)
 Other.............................................................          37             656            367
                                                                        -------        --------       --------
   Net cash used in financing activities...........................      (8,168)         (5,776)        (4,145)
                                                                        -------        --------       --------
   Net increase (decrease) in cash and cash equivalents ...........       2,386          (3,025)       (13,008)
                                                                        -------        --------       --------
Cash and cash equivalents at beginning of period...................      22,746          25,771         38,779
                                                                        -------        --------       --------
Cash and cash equivalents at end of period.........................     $25,132        $ 22,746       $ 25,771
                                                                        -------        --------       --------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest.........................................................     $   347        $    582       $    599
  Income taxes.....................................................       2,646           3,028          3,971

Supplemental disclosure of noncash financing activities--see Note 13

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

   The Company has a fiscal year consisting of 52 or 53 weeks ending on the last Saturday in February. Under this policy, fiscal 1998 consisted of 53 weeks, and fiscal 1997 and fiscal 1996 each consisted of 52 weeks.

 Cash Equivalents

   Cash equivalents, for purposes of the Statements of Cash Flows, consist principally of commercial paper, municipal securities and U.S. Treasury securities, with remaining maturities at acquisition of less than three months. Under Statement of Financial Accounting Standards (SFAS) No. 115--"Accounting for Certain Investments in Debt and Equity Securities", the Company's investments, totaling $25.7 million and $23.3 million as of February 28, 1998 and February 22, 1997, respectively, are classified as held-to-maturity securities, and as such, are stated at amortized cost, which approximates market value.

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

 Capitalized Software Costs

   Direct costs of developing new software applications are capitalized and are being amortized over five years. Amortization of capitalized software costs totaled $188,000 in fiscal 1998, $320,000 in fiscal 1997, and $378,000 in fiscal 1996.

   Capitalized software costs, net of accumulated amortization, are included in other assets, and amounted to $1,275,000 and $429,000 at February 28, 1998 and February 22, 1997, respectively.

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

 Income Taxes

   Deferred income taxes arise from differences in the timing of income and expense recognition for financial and income tax reporting purposes. Statement of Financial Accounting Standards No. 109 requires the company to compute deferred income taxes on the differences between the financial statement and tax bases of the assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

 Per Share Data

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The standard revises the computation and presentation of earnings per share and was adopted by the Company in the fourth quarter of fiscal 1998. Earnings per share is computed and reported on a dual presentation basis. Basic earnings per share is computed by dividing net income by the weighted average number of outstanding shares for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of outstanding shares and share equivalents computed. The Company's common share equivalents consist of stock options issued to key employees and Directors. As required by SFAS 128, all prior periods' reported earnings per share computations were restated to reflect the new calculation methods. The change in reported earnings per share was not material.

   Basic and diluted earnings per share were calculated as follows (amounts in thousands):

                                                                  FISCAL YEARS ENDED
                                                    ---------------------------------------------
                                                     FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                         1998           1997            1996
                                                    -------------- --------------  --------------
Net Income--Basic and Diluted......................     $8,978          $5,354         $5,729
                                                        ------          ------         ------
Weighted average shares for Basic EPS..............      9,532           9,658          9,713
Add: incremental shares from stock option
 exercises.........................................        104               6            268
                                                        ------          ------         ------
Weighted average shares for Diluted EPS............      9,636           9,664          9,981
                                                        ------          ------         ------

   In fiscal 1998, 1997, and 1996, options on 369,000, 813,500, and 212,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

 Fair Value of Financial Instruments

   The fair value of the Company's financial instruments does not materially differ from their carrying values.

 Revenue Recognition

   The Company records revenue at the time of shipment for catalog sales, and at point of sale for retail stores.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Stock-Based Employee Compensation

   The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation arrangements. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company implemented the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997, but continued its current accounting for stock-based employee compensation, under APB Opinion No. 25 (see Note 9).

 New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses); and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of its disclosures. Both Statements are effective for fiscal years beginning after December 15, 1997, and, accordingly, the Company will adopt them in fiscal 1999.

   In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 121 did not have a material effect on the Company's financial statements.

2. INCOME TAXES

   The current income tax provision consists of (dollars in thousands):

                         FISCAL YEARS ENDED
           ---------------------------------------------
            FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                1998           1997            1996
           -------------- --------------  --------------
Federal...     $4,198          $3,314         $3,206
State.....        368             308            354
               ------          ------         ------
               $4,566          $3,622         $3,560
               ======          ======         ======

   The deferred income tax provision (benefit) consists of (dollars in thousands):

                                        FISCAL YEARS ENDED
                          ---------------------------------------------
                           FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                               1998           1997            1996
                          -------------- --------------  --------------
Charitable
 contributions...........      $ 124          $(216)          $(499)
Depreciation.............        360            (63)           (192)
Headquarters relocation .       (502)            --              --
Catalog costs............        (96)          (204)            (40)
Other, net...............        173           (381)           (133)
                               -----          -----           -----
                               $  59          $(864)          $(864)
                               =====          =====           =====

   The exercise of non-qualified stock options and the vesting of restricted stock (see Note 9) result in a tax deduction to the Company equivalent to the taxable compensation recognized by the individuals. For accounting purposes, the tax benefit of these deductions is credited directly to additional paid-in capital. These amounts totaled $37,000, $656,000, and $367,000 for fiscal 1998, 1997, and 1996, respectively.

   The Company's effective income tax rate is reconciled to the U.S. Federal statutory tax rate as follows:

                                                              FISCAL YEARS ENDED
                                                ---------------------------------------------
                                                 FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                     1998           1997            1996
                                                -------------- --------------  --------------
Federal statutory tax rate.....................      34.0%           34.0%          34.0%
State income taxes, net of Federal tax
 benefit.......................................       1.9             2.5            2.8
Charitable contributions of merchandise .......      (1.2)           (3.5)          (6.7)
Expired charitable contribution carry
 forwards......................................        --              --            4.9
Other, net.....................................      (0.7)            1.0           (3.0)
                                                     ----            ----           ----
                                                     34.0%           34.0%          32.0%
                                                     ====            ====           ====

   During fiscal 1996, expired charitable contribution carry forwards of $1,079,000 resulted in a reduction in deferred tax assets of $416,000.

   The deferred tax assets and deferred tax liabilities recorded on the balance sheets are as follows (dollars in thousands):

                             FEBRUARY 28, 1998       FEBRUARY 22, 1997
                          ----------------------- ----------------------
                               DEFERRED TAX            DEFERRED TAX
                           ASSETS    LIABILITIES   ASSETS    LIABILITIES
                           ------    -----------   ------    -----------
Current:
 Catalog deferrals.......  $   --      $2,270      $   --      $2,373
 Charitable
  contributions..........   2,042          --       2,152          --
 Inventory
  capitalization.........     848          --         807          --
 Accrued expenses........     660          --         607          --
 Headquarters
  relocation.............     502          --          --          --
 Other...................     261           9         363           8
                           ------      ------      ------      ------
   Total current.........   4,313       2,279       3,929       2,381
                           ------      ------      ------      ------
Non-current:
 Depreciation............      --       2,208          --       1,688
 Amortization............      33         183          84         101
 Deferred compensation ..   1,283          --       1,325          --
                           ------      ------      ------      ------
  Total non-current......   1,316       2,391       1,409       1,789
                           ------      ------      ------      ------
   Total.................  $5,629      $4,670      $5,338      $4,170
                           ======      ======      ======      ======

   As of February 28, 1998, the Company has $5,246,000 of charitable contribution carry forwards for Federal income tax purposes, which expire from fiscal 1999 to 2002.

3. CREDIT FACILITIES

   The Company entered into a $42 million four-year revolving credit facility in August 1996 with two banks. This credit facility can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The new credit facility replaced previous unused credit facilities totaling $15 million, which were in effect in fiscal 1996, bearing interest at the prime rate.

   In fiscal 1998 and fiscal 1997, the Company incurred commitment fees on the new credit facility ranging from 5 basis points on the letters of credit to 20 basis points on the available revolving credit line. In fiscal 1996, the Company incurred commitment fees of approximately 20 basis points.

   During fiscal 1998, the maximum amount outstanding under the new revolving credit agreement was $11.5 million (excluding letters of credit). Interest expense related to these borrowings was approximately $75,000. No amounts were outstanding under the Company's credit facilities as of February 28, 1998 and February 22, 1997.

   The Company had outstanding letters of credit approximating $7,324,000 and $4,773,000 as of February 28, 1998 and February 22, 1997, respectively, for the purchase of inventory in the normal course of business.

4. OTHER

   Prepayments and other current assets include prepaid catalog costs of $7,365,300 and $7,851,800 as of February 28, 1998 and February 22, 1997,
respectively (see Note 1).

   Trade accounts payable and accrued expenses consist of (dollars in thousands):

                            FEBRUARY 28,    FEBRUARY 22,
                                1998            1997
                            ------------    ------------
Trade accounts payable ...     $ 8,644        $ 6,061
Catalog costs.............       1,892          1,696
Salaries and
 compensation.............       1,264          1,566
Other.....................       4,531          5,162
                               -------        -------
                               $16,331        $14,485
                               =======        =======

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following (dollars in thousands):

                                                FEBRUARY 28,    FEBRUARY 22,
                                                    1998            1997
                                                ------------    ------------
Land and buildings............................     $31,778        $31,656
Machinery and equipment.......................      29,035         26,512
Furniture and fixtures........................       3,561          3,313
Leasehold improvements........................         909          3,776
Capital leases................................       1,262          1,262
                                                   -------        -------
 Total property, plant & equipment, at cost ..      66,545         66,519
Less, accumulated depreciation &
 amortization.................................      28,912         26,200
                                                   -------        -------
 Property, plant & equipment, net.............     $37,633        $40,319
                                                   =======        =======

6. LONG-TERM DEBT

   Long-term debt consists of the following (dollars in thousands):

                                                                FEBRUARY 28,    FEBRUARY 22,
                                                                    1998            1997
                                                                ------------    ------------
Senior Notes due September 1998, payable in semi-annual
 installments of $300,000 with interest at 10.09%.............     $  600          $1,200
Senior Notes due October 1998, payable in semi-annual
 installments of $335,000 with interest at 10.0%..............        670           1,340
Industrial Revenue Bond of the City of New Rochelle
 Industrial Development Agency, payable in quarterly
 installments of $1,500 with interest at prime rate (February
 1997--8.25%) through October 1997............................         --               4
                                                                   ------          ------
                                                                   $1,270          $2,544
  Less, current portion.......................................      1,270           1,274
                                                                   ------          ------
                                                                   $   --          $1,270
                                                                   ======          ======

   The Company's long-term debt agreements require that the Company meet certain financial covenants, principally related to working capital and tangible net worth, both as defined in the agreements.

7. LEASES

   The Company leases its New Rochelle, New York corporate headquarters under a capital lease arrangement with a partnership, Port Chester Properties, the partners of which are stockholders of the Company. The leased asset consists of land and a 41,000 square foot building with a cost of $1,262,000 and accumulated amortization of $1,223,000 as of February 28, 1998 and $1,144,000 as of February 22, 1997.

The lease expires July 30, 1998 and provides for the payment by the Company of an annual rent of $430,000, and all real estate taxes, insurance, and certain other costs (total lease and related costs are approximately $580,000 or $14.00 per square foot).

   The Company will relocate its corporate headquarters in July 1998 to a 65,000 square foot building in Rye, New York. This facility is leased from CVS New York, Inc. under a sublease agreement expiring on January 30, 2005. This operating lease will have an annual rent of $1,153,000 ($17.75 per square foot), plus increases in real estate taxes and operating costs over the initial lease year base costs. The Company has the right to renew the lease, for 2 five-year periods, with the building owner upon expiration of the sublease.

   In connection with the planned relocation of its corporate headquarters, in fiscal 1998, the Company wrote-off $1,330,000 on a pre-tax basis ($878,000 after tax), representing the entire unamortized value of its leasehold improvements at the existing corporate headquarters facility in New Rochelle, New York.

   The Company has operating lease agreements for certain computer and other equipment used in its operations and for its outlet store locations, with existing lease terms ranging from fiscal 1999 through fiscal 2004, and various renewal options through fiscal 2009. Most of the store leases also provide for payment of common charges such as maintenance and real estate taxes. Twelve stores require the payment of additional rent based upon a percentage of sales. Minimum rental payments required under these agreements, as well as the new Corporate Headquarters Sublease, are as follows (dollars in thousands):

FISCAL YEAR
-----------
1999...............................................................   $ 2,549
2000...............................................................     2,934
2001...............................................................     2,703
2002...............................................................     2,566
2003...............................................................     2,127
Thereafter.........................................................     2,319
                                                                      -------
                                                                      $15,198
                                                                      =======

   Rent expense for fiscal 1998, 1997 and 1996 amounted to $2,612,000, $2,171,000, and $1,840,000, respectively, which included $30,000, $14,000 and
$20,000 in fiscal 1998, 1997 and 1996, respectively, for contingent rentals based upon a percentage of outlet store sales.

8. EMPLOYEE BENEFIT PLANS

   The Company maintains a profit sharing plan for the benefit of all employees who meet certain minimum service requirements. The Company's profit sharing contribution is discretionary, as determined by the Board of Directors. Employees become fully vested in their profit sharing account balance after seven years. The authorized profit sharing contributions for fiscal 1998, 1997, and 1996 were $480,000, $500,000, and $450,000, respectively.

   The Company's profit sharing plan includes an employee contribution and employer matching contribution (401k) feature. Under the 401k feature of the plan, eligible employees may make pre-tax contributions up to 10% of their annual compensation. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%. The matching contribution is made with Company stock. Employees are 100% vested in their pre-tax contributions at all times, and become fully vested in the employer matching contribution after two years of service. The Company's matching contributions to the plan for fiscal 1998, 1997, and 1996 were $460,000, $425,000, and
$398,000 respectively.

   The Company has deferred compensation agreements to provide additional retirement benefits for certain principal stockholders of the Company. The deferred compensation agreements also provide for death benefits to be paid to each party's beneficiary. The Company has purchased life insurance policies to fund, in part, the payment of these benefits. Amounts expensed in connection with these agreements were $353,000 in fiscal 1998, $366,000 in fiscal 1997 and $150,000 in fiscal 1996.

9. STOCK COMPENSATION PLANS

   At February 28, 1998, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its non-qualified stock options granted and for shares issued through its Employee Stock Purchase Plan. Compensation cost has been charged against income for the issuance of restricted stock during fiscal 1997; net income was reduced by approximately $68,000 in fiscal 1997, and by approximately $58,000 in fiscal 1998. If compensation cost for the Company's non-qualified stock options issued and shares purchased through its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the requirements of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below (dollars in thousands, except per share amounts):

                                                        FISCAL YEARS ENDED
                                          ---------------------------------------------
                                           FEBRUARY 28,    FEBRUARY 22,   FEBRUARY 24,
                                               1998            1997           1996
                                          --------------  -------------- --------------
Net Income................. As reported        $8,978         $5,354          $5,729
                            Pro forma          $8,617         $5,112          $5,662
Basic earnings per share .. As reported          $.94           $.55            $.59
                            Pro forma            $.90           $.52            $.58
Diluted earnings per
 share..................... As reported          $.93           $.55            $.57
                            Pro forma            $.89           $.52            $.56

   The Company has a 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan, and a total of 525,000 shares of common stock have been reserved for issuance thereunder. Prior to adoption of the 1997 Plan, the Company's 1987 Plan, which expired during the fiscal year, had a total of 2,000,000 shares reserved for issuance. The Company has granted and sold shares of restricted stock to certain executives at a nominal price per share. In connection with the issuance of restricted stock, unearned compensation is recorded ($197,400 in fiscal 1997) and amortized over the respective vesting periods. Restricted shares were granted, and vest as follows:

 DATE GRANTED   NUMBER OF SHARES   DATE VESTED
 ------------   ----------------   -----------
March 1996.....       5,000         March 1997
March 1996.....       5,000         March 1998
June 1996......       5,000         June 1997

   The Company has also granted non-qualified stock options to employees. Such options have been granted at market value, vest within three years from the date of grant and expire within ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years ended February 24, 1996 and February 22, 1997: dividend yield of 2.0%, expected volatility of 29.1%, risk-free interest rate of 6.3%, expected option term of five years, and a forfeiture rate of 25%; for fiscal year ended February 28, 1998: dividend yield of 2.0%, expected volatility of 29.0%, risk-free interest rate of 5.7%, expected term of five years, and a forfeiture rate of 25%.

   A summary of the Company's non-qualified stock option activity and weighted average exercise prices for the three years ended February 28, 1998 follows:

                                                         FISCAL YEARS ENDED
                          -------------------------------------------------------------------------------
                              FEBRUARY 24, 1996          FEBRUARY 22, 1997           FEBRUARY 28, 1998
                          -------------------------- -------------------------- -------------------------
                             NUMBER     WEIGHTED        NUMBER     WEIGHTED        NUMBER     WEIGHTED
                               OF        AVERAGE          OF        AVERAGE          OF        AVERAGE
                             SHARES    EXER. PRICE      SHARES    EXER. PRICE      SHARES    EXER. PRICE
                          ----------- -------------  ----------- -------------  ----------- -------------
Outstanding at beginning
 of year.................  1,253,500      $13.36      1,057,000      $12.59        878,500      $14.20
Granted..................    187,500      $13.38        262,500      $13.15        209,500      $16.29
Exercised................   (214,000)     $15.21       (337,000)      $8.08        (23,667)     $12.62
Forfeited................   (170,000)     $15.82       (104,000)     $15.07        (10,000)     $14.25
                           ---------                  ---------                  ---------
Outstanding at end of
 year....................  1,057,000      $12.59        878,500      $14.20      1,054,333      $14.72
                           =========                  =========                  =========
Options exercisable at
 year-end................    695,667                    472,833                    628,165
Weighted-avg. fair value
 of options granted
 during the year.........      $2.43                      $2.38                      $2.85

   The following table summarizes information about stock options outstanding at February 28, 1998.

                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        ------------------------------------------    -------------------------
                                       WEIGHTED AVG.
                                         REMAINING       WEIGHTED                     WEIGHTED
                           SHARES       CONTRACTUAL      AVERAGE        SHARES        AVERAGE
RANGE OF EXER. PRICES   OUTSTANDING        LIFE        EXER. PRICE    EXERCISABLE   EXER. PRICE
---------------------   -----------        ----        -----------    -----------   -----------
$12.25-$18.13.........   1,054,333        7.1 YRS.        $14.72        628,165        $14.71

   The Company also has a 1997 Stock Option Plan for Non-Employee Directors, and has reserved a total of 50,000 shares of common stock for issuance thereunder. Prior to the adoption of the 1997 Plan, the Company's 1993 Plan, which expired during the fiscal year, had a total of 100,000 shares reserved for issuance. The Company has granted non-qualified stock options to its non-employee Directors both pursuant to the Plan and outside of the Plan. These options are granted at market value, vest one year from the date of grant and expire within ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for fiscal years ended February 24, 1996 and February 22, 1997: dividend yield of 2.0%, expected volatility of 29.1%, risk-free interest rate of 6.3%, expected term of five years, and a forfeiture rate of 6%; for the fiscal year ended February 28, 1998; dividend yield of 2.0%, expected volatility of 29.0%, risk-free interest rate of 5.7%, expected term of five years, and a forfeiture rate of 6%.

   A summary of the Company's stock option activity under the Non-Employee Director Plan, and options granted to non-employee Directors outside the Plan, for the three years ended February 28, 1998 follows:

                                                    FISCAL YEARS ENDED
                          ----------------------------------------------------------------------
                             FEBRUARY 24, 1996       FEBRUARY 22, 1997       FEBRUARY 28, 1998
                          ----------------------- ----------------------- ----------------------
                           NUMBER    WEIGHTED      NUMBER    WEIGHTED      NUMBER    WEIGHTED
                             OF       AVERAGE        OF       AVERAGE        OF       AVERAGE
                           SHARES   EXER. PRICE    SHARES   EXER. PRICE    SHARES   EXER. PRICE
                          -------- -------------  -------- -------------  -------- -------------
Outstanding at beginning
 of year.................  20,000      $15.25      30,000      $14.79      40,000      $14.19
Granted..................  10,000      $13.88      10,000      $12.38      20,000      $16.38
Exercised................       0          --           0          --           0          --
Forfeited................       0          --           0          --           0          --
                           ------      ------      ------      ------      ------      ------
Outstanding at end of
 year....................  30,000      $14.79      40,000      $14.19      60,000      $14.92
                           ======                  ======                  ======
Options exercisable at
 year-end................  20,000                  30,000                  40,000
Weighted-avg. fair value
 of options granted
 during the year.........   $4.02                   $3.61                   $4.59

   The following table summarizes information about stock options outstanding under the Non-Employee Directors Plan, and options granted to non-employee Directors outside the Plan, at February 28, 1998:

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                        ----------------------------------------    -------------------------
                                        WEIGHTED
                                         AVERAGE
                                        REMAINING      WEIGHTED                     WEIGHTED
                           SHARES      CONTRACTUAL     AVERAGE        SHARES        AVERAGE
RANGE OF EXER. PRICES   OUTSTANDING       LIFE       EXER. PRICE    EXERCISABLE   EXER. PRICE
---------------------   -----------       ----       -----------    -----------   -----------
$12.38-$18.00.........     60,000        8.0 YRS.       $14.92        40,000         $14.19

   The Company also has an Employee Stock Purchase Plan, with a total of 150,000 shares reserved for issuance. Under the Employee Stock Purchase Plan, eligible employees can purchase shares of the Company at the end of each fiscal quarter, at a price equal to 85% of the average price of the stock on the last trading day of the fiscal quarter. A maximum of 450 shares may be purchased by an eligible employee in each fiscal year. Under the Plan, employees elected to purchase 9,450 shares, 13,809 shares, and 9,878 shares in fiscal 1998, 1997, and 1996, respectively. Pro forma compensation cost equal to the 15% discount received by employees who purchased shares was approximately $23,000 in fiscal 1998, $24,000 in fiscal 1997, and $21,000 in fiscal 1996.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FISCAL QUARTERS ENDED
                                                ------------------------------------------------------
                                                  MAY 24,    AUGUST 23,   NOVEMBER 22,    FEBRUARY 28,
FISCAL 1998                                        1997        1997          1997            1998
-----------                                        ----        ----          ----            ----
Revenues.......................................   $27,748     $37,257       $106,305        $86,914
Income (loss) before income taxes..............    (3,553)       (580)        14,476          3,260(1)
Net income (loss)..............................    (2,345)       (383)         9,554          2,152(1)
Net income (loss) per common share--Basic (2) .      (.24)       (.04)          1.00            .23(1)
Net income (loss) per common share--Diluted
 (2)...........................................      (.24)       (.04)           .99            .23(1)
Market price of shares outstanding
 --market high.................................  15 15/16      17 1/4         17 1/2         18 5/8
 --market low..................................  12 1/2        15 1/2         14 7/8         14 1/8

                                                                FISCAL QUARTERS ENDED
                                                ------------------------------------------------------
                                                 MAY 25,    AUGUST 24,   NOVEMBER 23,    FEBRUARY 22,
FISCAL 1997                                       1996        1996          1996            1997
-----------                                       ----        ----          ----            ----
Revenues.......................................   $26,313     $32,970       $100,343       $80,428
Income (loss) before income taxes..............    (5,419)     (3,128)        13,059         3,599
Net income (loss)..............................    (3,631)     (2,096)         8,677         2,403
Net income (loss) per common share--Basic (2) .      (.38)       (.22)           .90           .25
Net income (loss) per common share--Diluted
 (2)...........................................      (.38)       (.22)           .90           .25
Market price of shares outstanding
 --market high.................................    15 1/4      14 5/8         13 1/2        13
 --market low..................................    12 5/8      10 3/8         10 7/8        11 1/4

--------------
(1) Includes pre-tax write-off of $1,330 of unamortized leasehold improvements ($878 or $.09 per share after-tax) due to the relocation of the Company's Corporate Headquarters.
(2) Net income (loss) per common share has been restated to comply with SFAS No. 128 (see Note 1 to the Consolidated Financial Statements).

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

12. STOCK REPURCHASE PROGRAM

   On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of February 28, 1998, the Company had purchased 655,200 shares at a total cost of $9,461,000. The shares are used by the Company to make the matching contribution to its Profit Sharing/401(k) Plan, and to issue shares under its 1997 Performance Unit, Restricted Stock, Non-Qualified and Incentive Stock Option Plan.

13. NONCASH FINANCING ACTIVITIES

   During fiscal 1996 and 1997, certain non-qualified stock options were exercised by stock plan participants using noncash consideration. The Company has received shares of its Common Stock in consideration for the exercise price and for income taxes required to be withheld. Such stock is reported as Treasury Stock on the Balance Sheets. The number of Treasury Stock shares accepted as consideration for such stock option exercises was determined by the market price of the Company's Common Stock on the exercise dates. These transactions, for purposes of the Statements of Cash Flows, are deemed to be noncash financing activities and, as such, have not been reflected on the Statements.

   A summary of activity follows:

                                                CONSIDERATION
                                       --------------------------------
 FISCAL       OPTIONS       EXERCISE               LILLIAN VERNON CORP.
  YEAR       EXERCISED       PRICE        LOAN         COMMON STOCK
  ----       ---------       -----        ----         ------------
1996..... 112,500 shares   $1,766,550   $117,393  95,307 shares
1997..... 180,000 shares   $1,440,000      --     133,759 shares

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lillian Vernon Corporation:

   We have audited the accompanying consolidated balance sheets of Lillian Vernon Corporation and Subsidiaries as of February 28, 1998 and February 22, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lillian Vernon Corporation and Subsidiaries as of February 28, 1998 and February 22, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.


                                        /s/ Coopers & Lybrand L.L.P.

New York, New York
April 15, 1998