Form 10-Q
period 1998-05-30
LILLIAN VERNON CORP
filed 1998-07-14
CIK 818008

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  (Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


              For the quarterly period ended May 30, 1998.

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ......... to .........

              Commission file number 1-9637.


                           LILLIAN VERNON CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   13-2529859
            --------                                   ----------
  (State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)

                    1 Theall Road, Rye, New York          10580
                    ----------------------------          -----
              (Address of principal executive offices) (Zip Code)

                                  914-925-1200
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

                    543 Main Street, New Rochelle, NY 10801
                    ---------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common stock:
9,339,335 Shares of Common Stock, $.01 par value, as of July 1, 1998.

                           LILLIAN VERNON CORPORATION

                                   Form 10-Q

                                  May 30, 1998


Part I. Financial Information                                            Page #

        Item 1.
        Consolidated Balance Sheets as of
        May 30, 1998, May 24, 1997
        (unaudited) and February 28, 1998
        (audited)                                                          3


        Consolidated Statements of Operations
        for the quarters ended May 30, 1998
        and May 24, 1997 (unaudited)                                       4


        Consolidated Statements of Cash Flows
        for the quarters ended May 30, 1998
        and May 24, 1997 (unaudited)                                       5


        Notes to Consolidated Financial
        Statements                                                        6-7


        Item 2.
        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                     8-9


Part II. Other Information                                                10


Signatures                                                                11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    MAY 30,      MAY 24,    FEBRUARY 28,
                        ASSETS                                        1998        1997          1998
                        ------                                    -----------   ---------   ------------
                                                                        (Unaudited)          (Audited)
Current assets:
    Cash and cash equivalents                                      $  16,464    $  22,979    $  25,132
    Accounts receivable, net                                          10,763       10,897       22,632
    Merchandise inventories                                           39,961       31,361       36,935
    Deferred income taxes                                              1,716        1,495        2,034
    Prepayments and other current assets                              14,502       12,969       10,173
                                                                   ---------    ---------    ---------
            Total current assets                                      83,406       79,701       96,906

Property, plant and equipment, net (Note 1)                           37,877       39,938       37,633
Deferred catalog costs                                                 5,805        5,872        5,922
Other assets                                                           3,431        2,369        3,206
                                                                   ---------    ---------    ---------
            Total                                                  $ 130,519    $ 127,880    $ 143,667
                                                                   ---------    ---------    ---------


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
    Trade accounts payable and accrued expenses                    $  11,662    $  10,207    $  16,331
    Customer deposits                                                    109          102          147
    Current portion of long-term debt and lease obligations              699        1,499        1,394
    Income taxes payable                                                  --           --        4,581
    Deferred income taxes                                                 --           --           --
                                                                   ---------    ---------    ---------
            Total current liabilities                                 12,470       11,808       22,453

Long-term debt, less current portion                                      --          635           --
Capital lease obligations, less current portion                           --           64           --
Deferred compensation                                                  3,407        3,482        3,426
Deferred income taxes                                                  1,355          575        1,075
                                                                   ---------    ---------    ---------
            Total liabilities                                         17,232       16,564       26,954
                                                                   ---------    ---------    ---------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                       --           --           --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; issued - 10,389,674 shares, 10,364,224
       shares and 10,389,674 shares                                      104          104          104
    Additional paid-in capital                                        31,166       30,793       31,160
    Retained earnings                                                 97,316       91,509      100,757
    Unearned compensation                                                 --          (62)          (6)
    Treasury stock, at cost - 1,012,339 shares,
       754,058 shares and 1,016,491 shares                           (15,299)     (11,028)     (15,302)
                                                                   ---------    ---------    ---------
           Total stockholders' equity                                113,287      111,316      116,713
                                                                   ---------    ---------    ---------
           Total                                                   $ 130,519    $ 127,880    $ 143,667
                                                                   ---------    ---------    ---------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    FISCAL QUARTER ENDED
                                                    --------------------
                                                     MAY 30,     MAY 24,
                                                      1998        1997
                                                    --------    --------
Revenues                                            $ 32,012    $ 27,748

Costs and expenses:
     Product and delivery costs                       15,512      14,297
     Selling, general and administrative expenses     20,798      17,264
                                                    --------    --------
                                                      36,310      31,561
                                                    --------    --------
           Operating loss                             (4,298)     (3,813)
Interest income                                          356         353
Interest expense                                         (73)        (93)
                                                    --------    --------
           Loss before income taxes                   (4,015)     (3,553)

Provision for (benefit from) income taxes:
     Current                                          (1,963)     (1,455)
     Deferred                                            598         247
                                                    --------    --------
                                                      (1,365)     (1,208)
                                                    --------    --------
           Net loss                                 ($ 2,650)   ($ 2,345)
                                                    --------    --------

Net loss per common share - Basic                      ($.28)      ($.24)
                                                    --------    --------

Net loss per common share - Diluted                    ($.28)      ($.24)
                                                    --------    --------

Weighted average number of common
     shares - Basic                                    9,368       9,610
                                                    --------    --------

Weighted average number of common and
     common share equivalents - Diluted                9,552       9,653
                                                    --------    --------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 FISCAL QUARTER ENDED
                                                                               ------------------------
                                                                                 MAY 30,       MAY 24,
                                                                                  1998          1997
                                                                               ----------   -----------
                                                                                     (Unaudited)
Cash flows from operating activities:
     Net loss                                                                    ($ 2,650)   ($ 2,345)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation                                                                 549         619
         Amortization                                                                  49          65
         (Increase) decrease in accounts receivable                                11,869      13,579
         (Increase) decrease in merchandise inventories                            (3,026)       (881)
         (Increase) decrease in prepayments and other current assets               (4,329)     (2,531)
         (Increase) decrease in deferred catalog costs                                117         268
         (Increase) decrease in other assets                                         (268)       --
         Increase (decrease) in trade accounts payable and accrued expenses        (4,669)     (4,278)
         Increase (decrease) in customer deposits                                     (38)       (158)
         Increase (decrease) in income taxes payable                               (4,581)     (2,715)
         Increase (decrease) in deferred compensation                                 (19)        (18)
         Increase (decrease) in deferred income taxes                                 598         248
                                                                                 --------    --------
            Net cash provided by (used in) operating activities                    (6,398)      1,853
                                                                                 --------    --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                      (793)       (238)
                                                                                 --------    --------
            Net cash used in investing activities                                    (793)       (238)
                                                                                 --------    --------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations              (695)       (685)
     Proceeds from issuance of common stock                                          --            10
     Dividends paid                                                                  (792)       (700)
     Payments to acquire treasury stock                                              (549)         (8)
     Reissuance of treasury stock                                                     552        --
     Other                                                                              7           1
                                                                                 --------    --------
            Net cash used in financing activities                                  (1,477)     (1,382)
                                                                                 --------    --------

            Net increase (decrease) in cash and cash equivalents                   (8,668)        233
                                                                                 --------    --------

Cash and cash equivalents at beginning of period                                   25,132      22,746
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 16,464    $ 22,979
                                                                                 --------    --------


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                $     74    $    144
         Income taxes                                                               4,630       2,845

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):

                                               May 30,      May 24,    February 28,
                                                1998         1997          1998
                                               -------      -------    ------------
   Land and buildings                          $31,840      $31,743      $31,778
   Machinery and equipment                      29,687       26,658       29,035
   Furniture and fixtures                        3,583        3,318        3,561
   Leasehold improvements                          966        3,776          909
   Capital leases                                1,262        1,262        1,262
                                               -------      -------      -------

    Total property, plant &
     equipment, at cost                         67,338       66,757       66,545

    Less, accumulated depreciation
          and amortization                      29,461       26,819       28,912
                                               -------      -------      -------

   Property, plant and equipment - net         $37,877      $39,938      $37,633
                                               -------      -------      -------

2. EARNINGS PER SHARE

   Basic and diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                              Fiscal Quarters Ended
                                              ---------------------
                                               May 30,      May 24,
                                                1998         1997
                                               -------      -------
   Net Loss-Basic and Diluted                 $(2,650)     $(2,345)
                                              -------      -------

   Weighted average shares for
   Basic EPS                                    9,368        9,610

   Add: incremental shares from
   stock option exercises                         184           43
                                              -------      -------
   Weighted average shares for
   Diluted EPS                                  9,552        9,653
                                              -------      -------

   In the fiscal quarters ended May 30, 1998 and May 24, 1997, options on 177,000 and 181,500 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended May 30, 1998

Revenues for the quarter ended May 30, 1998 of $32.0 million increased by $4.3 million, or 15.4%, as compared to the same period last year. The major reason for the rise in revenues was a 16.6% increase in pages circulated in the first quarter, as compared to the first quarter last year. A large portion of the increased circulation was due to the introduction of a new catalog title, Lillian Vernon Gardening, in March 1998, and the mailing of new Spring editions of the Personalized Gifts and Lilly's Kids catalogs in the current quarter. Average order size increased by 2% to $50.33 for the first quarter. The new catalog launch and additional mailings, while contributing to revenues, also increased first quarter expenses. While the costs to startup the Gardening catalog, the costs of additional mailings and higher overhead costs did not allow for a reduction in the first quarter loss compared to last year, it is anticipated that the new initiatives will improve results in the future.

Product and delivery costs increased by $1.2 million, or 8.5%, in the quarter ended May 30, 1998, as compared to the same period last year. The increase was principally due to a 13.7% higher order volume. As a percentage of revenues, these costs decreased from 51.5% to 48.5% in the current quarter. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees charged to customers. The improvement in this ratio was primarily due to a higher gross margin on merchandise sold. Higher margin was driven principally by the mix of the merchandise, which included more full-priced and higher margin product lines as compared to the first quarter last year.

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and mailing the Company's catalogs, increased $3.5 million, or 20.5%, in the current quarter. As a percentage of revenues, SG&A costs rose from 62.2% to 65.0%. The increase in SG&A expenses is largely due to higher catalog circulation, as well as a higher average cost per catalog produced, compared to the first quarter last year. The increase as a percentage of revenues is principally due to the higher catalog costs and lower revenue per catalog of the new catalog mailings. Labor costs of outside consultants working on the Year 2000 project also increased SG&A costs in the first quarter of fiscal 1999, compared to the same period last year.

The Special Markets division also experienced reduced sales and profits in the first quarter, due to ongoing lower sales volume for a major customer.

Interest income for the quarter ended May 30, 1998 of $.4 million was approximately the same as the first quarter of the prior year. Interest expense for the current quarter was slightly lower than the same period last year, due to debt repayments.

The effective income tax rate was 34% in the current quarter, the same as in the first quarter of fiscal 1998.

Financial Condition

The Company's current ratio at May 30, 1998 was 6.69 to 1, compared to 4.32 to 1 at February 28, 1998 and 6.75 to 1 at May 24, 1997. The Company's working capital needs have been met with funds generated from operations.

The Company used $8.9 million more cash during the current first quarter, compared to the same period last year, principally because of increases in inventory, prepaid catalog costs and higher income tax payments due for the prior fiscal year. Inventory levels are higher as of the end of the first quarter of fiscal 1999 compared to the same point last year, partially due to higher anticipated sales in fiscal 1999 compared to fiscal 1998, but also due to a higher inventory level as of the end of fiscal 1998. Management expects to be able to sell this inventory without significant overall gross margin reduction.

The Company paid dividends totaling $.8 million ($.08 per share), compared to $.7 million ($.07 per share) in the first quarter last year.

On October 10, 1995, the Board of Directors authorized the Company to purchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. During the fiscal quarter ended May 30, 1998, the Company purchased 32,500 shares at a total cost of $548,500. Shares repurchased under the plan from inception through May 30, 1998 total 687,700 at a cost of $10.0 million.

Year 2000 Compliance

As previously reported in Form 10-K for the fiscal year ended February 28, 1998, the Company is in the process of modifying its computer software applications and systems to properly function with respect to dates in the year 2000 and thereafter. To date, the Year 2000 conversion project is on schedule, and no major problems have been encountered.

Forward Looking Statements

Except for historical information contained herein, this Report on Form 10-Q contains forward-looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the potential for changes in consumer spending, consumer preferences and general economic conditions, increasing competition in the direct mail industry, changes in government regulations, dependence on foreign suppliers, and possible future increases in operating costs, including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 28, 1998.

PART II.

                               OTHER INFORMATION


Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.


Item 6.  Exhibits and Reports on Form 8-K

Exhibit 10.1:   Agreement between Lillian Vernon Corporation and
                Robert S. Mednick dated June 11, 1998.


Reports on Form 8-K:   None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Lillian Vernon Corporation


Date: July 13, 1998                          By: /s/ Robert S. Mednick
                                               --------------------------------
                                               Robert S. Mednick
                                               Vice President,
                                               Chief Financial Officer