Form 10-Q
period 1998-08-29
LILLIAN VERNON CORP
filed 1998-10-13
CIK 818008

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

  (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended August 29, 1998.
                  -----------------------------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from......to.........

                  Commission file number 1-9637.

                           LILLIAN VERNON CORPORATION
                           --------------------------

             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                  13-2529859
----------------------------------     ------------------------------------
(State or other jurisdiction           (IRS Employer Identification Number)
 of incorporation or organization)

                       1 Theall Road, Rye, New York 10580
                       ----------------------------------
              (Address of principal executive offices) (Zip Code)

                                  914-925-1200
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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


9,134,071 Shares of Common Stock, $.01 par value, as of October 9, 1998.

                           LILLIAN VERNON CORPORATION
                           --------------------------

                                   Form 10-Q

                                August 29, 1998



Part I. Financial Information                                        Page #
------------------------------                                       ------
         Item 1.
         Consolidated Balance Sheets as of
         August 29, 1998, August 23, 1997
         (unaudited) and February 28, 1998
         (audited)                                                       3


         Consolidated Statements of Operations
         for the quarter and six months
         ended August 29, 1998 and August 23, 1997
         (unaudited)                                                     4


         Consolidated Statements of Cash Flows
         for the six months ended August
         29, 1998 and August 23, 1997
         (unaudited)                                                     5


         Notes to Consolidated Financial
         Statements                                                      6-7


         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                   8-11


Part II. Other Information                                               12
--------------------------

Signatures                                                               13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                           AUGUST 29,              AUGUST 23,           FEBRUARY 28,
                     ASSETS                                     1998                    1997                   1998
                                                      -------------------     ---------------    -------------------
                                                                      (Unaudited)                        (Audited)
Current assets:
    Cash and cash equivalents                                       $325              $3,239                $25,132
    Accounts receivable                                           12,340              12,115                 22,632
    Merchandise inventories                                       56,164              52,400                 36,935
    Deferred income taxes                                             --                  --                  2,034
    Prepayments and other current assets                          27,470              21,311                 10,173
                                                      -------------------     ---------------    -------------------
                        Total current assets                      96,299              89,065                 96,906

Property, plant and equipment, net (Note 1)                       37,975              39,840                 37,633
Deferred catalog costs                                            11,327              10,210                  5,922
Other assets                                                       3,823               2,554                  3,206
                                                      -------------------     ---------------    -------------------
                        Total                                   $149,424            $141,669               $143,667
                                                      -------------------     ---------------    -------------------


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                  $19,641             $25,774                 $16,331
    Cash overdrafts                                               $5,523                  --                      --
    Customer deposits                                                543                 374                     147
    Current portion of long-term debt and lease
     obligations                                                     635               1,508                   1,394
    Revolving debt                                                10,500                  --                      --
    Income taxes payable                                              --                  --                   4,581
    Deferred income taxes                                            335                  --                      --
                                                      -------------------     ---------------    --------------------
                           Total current liabilities              37,177              27,656                  22,453

Long-term debt , less current portion                                 --                 635                      --
Capital lease obligations, less current portion                       --                  --                      --
Deferred compensation                                              3,384               3,464                   3,426
Deferred income taxes                                              2,185                 778                   1,075
                                                      -------------------     ---------------    --------------------
                           Total liabilities                      42,746              32,533                  26,954
                                                      -------------------     ---------------    --------------------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
         authorized; no shares issued and outstanding                 --                  --                     --
    Common stock, $.01 par value; 20,000,000 shares
              authorized; issued -10,389,674 shares,
              10,368,061 shares and 10,389,674 shares                104                 104                     104
    Additional paid-in capital                                    31,148              30,846                  31,160
    Retained earnings                                             94,653              90,453                 100,757
    Unearned compensation                                             --                 (40)                     (6)
    Treasury stock, at cost - 1,240,659 shares, 825,958
              shares and 1,016,491 shares                        (19,227)            (12,227)                (15,302)
                                                      --------------------    -----------------  ---------------------
                            Total stockholders' equity           106,678             109,136                 116,713
                                                      --------------------    -----------------  ---------------------
                            Total                               $149,424            $141,669                $143,667
                                                      --------------------    ------------------ ---------------------



                 See Notes to Consolidated Financial Statements
                                  Page 3 of 13

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)







                                            SECOND QUARTER ENDED         SIX MONTHS ENDED
                                           ------------------------ -------------------------
                                           AUGUST 29,   AUGUST 23,   AUGUST 29,    AUGUST 23,
                                                1998         1997         1998          1997
                                           ----------  -----------  -----------  ------------
 Revenues                                    $39,386      $37,257      $71,397       $65,005

 Costs and expenses:
      Product and delivery costs              20,478       19,388       35,990        33,685
      Selling, general and administrative
       expenses                               21,809       18,588       42,607        35,852
                                           ----------  -----------  -----------  ------------
                                              42,287       37,976       78,597        69,537
                                           ----------  -----------  -----------  ------------
        Operating loss                        (2,901)        (719)      (7,200)       (4,532)
 Interest income                                 100          229          456           582
 Interest expense                               (105)         (90)        (178)         (183)
                                           ----------  -----------  -----------  ------------
        Loss before income taxes              (2,906)        (580)      (6,922)       (4,133)

Provision for (benefit from) income taxes:
      Current                                 (3,870)      (1,611)      (5,833)       (3,066)
      Deferred                                 2,882        1,414        3,480         1,661
                                           ----------  -----------  -----------  ------------
                                                (988)        (197)      (2,353)       (1,405)
                                           ----------  -----------  -----------  ------------
        Net loss                             ($1,918)       ($383)     ($4,569)      ($2,728)
                                           ----------  -----------  -----------  ------------

 Net loss per common share - Basic             ($.21)       ($.04)       ($.49)        ($.28)
                                           ----------  -----------  -----------  ------------

 Net loss per common share - Diluted           ($.21)       ($.04)       ($.49)        ($.28)
                                           ----------  -----------  -----------  ------------

 Weighted average number of common shares
      Basic and Diluted                        9,285        9,599        9,325         9,605
                                           ----------  -----------  -----------  ------------














                 See Notes to Consolidated Financial Statements
                                  Page 4 of 13

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                                     SIX MONTHS ENDED
                                                                                 --------------------------------------------------
                                                                                              AUGUST 29,                 AUGUST 23,
                                                                                                    1998                       1997
                                                                                 ------------------------     ---------------------
                                                                                                       (Unaudited)
 Cash flows from operating activities:
      Net loss                                                                                ($4,569)                     ($2,728)
      Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
          Depreciation                                                                          1,211                        1,332
          Amortization                                                                             96                          247
          (Increase) decrease in accounts receivable                                           10,292                       12,361
          (Increase) decrease in merchandise inventories                                      (19,229)                     (21,920)
          (Increase) decrease in prepayments and other current assets                         (17,297)                     (10,873)
          (Increase) decrease in deferred catalog costs                                        (5,405)                      (4,070)
          (Increase) decrease in other assets                                                    (707)                        (345)
          Increase (decrease) in trade accounts payable and accrued expenses                    3,310                       11,289
          Increase (decrease) in customer deposits                                                396                          114
          Increase (decrease) in income taxes payable                                          (4,581)                      (2,715)
          Increase (decrease) in deferred compensation                                            (42)                         (36)
          Increase (decrease) in deferred income taxes                                          3,479                        1,946
                                                                              ------------------------     ------------------------
               Net cash used in operating activities                                          (33,046)                     (15,398)
                                                                              ------------------------     ------------------------

 Cash flows from investing activities:
      Purchases of property, plant and equipment                                               (1,553)                        (853)
                                                                              ------------------------     ------------------------
               Net cash used in investing activities                                           (1,553)                        (853)
                                                                              ------------------------     ------------------------

 Cash flows from financing activities:
      Principal payments on long-term debt and capital lease obligations                         (759)                        (740)
      Proceeds from short term borrowings                                                      10,500                           --
      Increase in cash overdrafts                                                               5,523                           --
      Proceeds from issuance of common stock                                                       --                           63
      Dividends paid                                                                           (1,536)                      (1,372)
      Payments to acquire treasury stock                                                       (5,280)                      (1,207)
      Reissuance of treasury stock                                                              1,355                           --
      Other                                                                                       (11)                          --
                                                                              ------------------------     ------------------------
               Net cash provided by (used in) financing activities                              9,792                       (3,256)
                                                                              ------------------------     ------------------------

               Net decrease in cash and cash equivalents                                      (24,807)                     (19,507)
                                                                              ------------------------     ------------------------

 Cash and cash equivalents at beginning of period                                              25,132                       22,746
                                                                              ------------------------     ------------------------
 Cash and cash equivalents at end of period                                                      $325                       $3,239
                                                                              ------------------------     ------------------------


 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                                               $125                         $157
          Income taxes                                                                          4,642                        2,857




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


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):


                                             August 29,   August 23,   February 28,
                                                1998         1997          1998
                                             ----------   -----------  ------------
   Land and buildings                          $31,897      $31,751      $31,778
   Machinery and equipment                      30,341       27,244       29,035
   Furniture and fixtures                        3,602        3,328        3,561
   Leasehold improvements                          996        3,787          909
   Capital leases                                  -          1,262        1,262
                                               -------      -------      -------

    Total property, plant &
     equipment, at cost                         66,836       67,372       66,545

    Less, accumulated depreciation
          and amortization                      28,861       27,532       28,912
                                               -------      -------      -------

   Property, plant and equipment - net         $37,975      $39,840      $37,633
                                               -------      -------      -------


2. EARNINGS PER SHARE
   ------------------

   Basic and Diluted loss per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                                      Second Quarter Ended      Six Months Ended
                                                     ----------------------  ---------------------
                                                     August 29,  August 23,  August 29, August 23,
                                                       1998         1997         1998       1997
                                                     ---------   ----------   ---------- ---------
Net Loss-Basic and Diluted                           $(1,918)    $  (383)      $(4,569)   $(2,728)
                                                     --------    --------      --------   --------

Weighted average shares for
Basic EPS                                              9,285       9,599         9,325      9,605

Add: Incremental shares from
stock option exercises                                   -           -             -           -
                                                     -------      ------         -----      -----
Weighted average shares for
Diluted EPS                                            9,285       9,599         9,325      9,605
                                                     -------      ------         -----      -----


For the second quarters ended August 29, 1998 and August 23, 1997, options on 144,000 and 142,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

For the six months ended August 29, 1998 and August 23, 1997, options on 155,000 and 86,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended August 29, 1998

Revenues for the quarter ended August 29, 1998 were $39.4 million, an increase of $2.1 million, or 5.7% higher than the quarter ended August 23, 1997. The increase in revenues was largely attributable to a 16% rise in catalog circulation and, to a lesser extent, a 2.7% rise in average revenue per order. Revenues per catalog mailed declined compared to last year because of an unexpectedly weak retail environment, as well as a circulation increase to prospective new customers who are generally less responsive than existing customers. If the weak retail environment continues into the second half of fiscal 1999, it could have a negative impact on the Company's revenues and earnings.

Product and delivery costs increased by $1.1 million, or 5.6%, in the quarter ended August 29, 1998, as compared to the second quarter of the prior year. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees charged to customers. The increase in costs was principally attributable to a 5.9% increase in orders received. These costs comprised approximately the same percentage of revenues, 52.0% in both quarters, due to improved gross margin on products sold, offset by an increase in the cost to fill orders in the current quarter.

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $3.2 million, or 17.3% in the current quarter. The increase in expense is largely due to the 16% increase in catalog circulation, as well as higher paper prices, and the cost of outside consultants working on the Year 2000 project. As a percentage of revenues, SG&A costs increased from 49.9% in the quarter ended August 23, 1997 to 55.4% in the quarter ended
August 29, 1998. The percentage of revenues rose principally because the cost of producing and mailing additional catalogs exceeded the incremental revenue generated in the current quarter.

Interest income for the quarter ended August 29, 1998 of $100,000 decreased by $129,000 as compared to the second quarter of the prior year, due to a lower investment balance. Interest expense for the quarter ended August 29, 1998 of $105,000 was $15,000 higher than the same period last year, principally due to higher seasonal borrowing.

The effective income tax rate was 34% for the current quarter, the same rate as the second quarter of fiscal 1998.

Six Months Ended August 29, 1998

Revenues for the six months ended August 29, 1998 were $71.4 million, an increase of $6.4 million, or 9.8% higher than the corresponding period of the prior year. The increase in revenues was primarily attributable to 19% higher catalog circulation, including the introduction of a new catalog, Lillian Vernon Gardening, new Spring editions of the Lilly's Kids and Personalized Gifts catalogs, and increased circulation of the same catalog editions mailed in the first half last year. While the weakness in the retail environment was not fully anticipated, which caused revenues to fall below expectations, the additional circulation established contact with more potential customers for the Company's busy Fall/holiday season.

Product and delivery costs increased by $2.3 million, or 6.8% as compared to the same period last year primarily because of 9.2% more orders received. These costs declined as a percentage of revenues from 51.8% in the prior six month period to 50.4% in the current period. The decline in the percentage was driven by higher gross margin on merchandise sold. The margin improvement was principally the result of higher markups, but also was affected by the mix of the merchandise sold, which included more full-priced and higher margin product lines as compared to the first six months last year.

Selling, general and administrative (SG&A) expenses increased $6.8 million, or 18.8%, for the current six months as compared to the same period last year, due primarily to a 19% increase in catalog circulation, higher paper prices, and additional labor costs of outside consultants working on the Year 2000 project. As a percentage of revenues, SG&A costs increased from 55.2% for the six months ended August 23, 1997 to 59.7% in the current six month period. The increase in the percentage of revenues is mainly due to the lower revenue per catalog generated in the current period, as well as higher paper prices.

Interest income for the current six months ended August 29, 1998 of $456,000 decreased by $126,000 as compared to the same period of the prior year, due to a lower investment balance. Interest expense for the six months ended
August 29, 1998 of $178,000 was comparable with the same period last year.

The effective income tax rate was 34% for the six months ended August 29, 1998, the same rate as in the six months ended August 23, 1997.

Financial Condition

The Company's working capital ratio at August 29, 1998 was 2.59 to 1, as compared to 4.32 to 1 at February 28, 1998 and 3.22 to 1 at August 23, 1997. Due to the seasonality of the Company's business, the first half of the fiscal year has historically been a loss period and a period of working capital demand in preparation for the peak selling season. The Company builds up its inventory and prepays substantial catalog costs during this period. It also collects its year-end receivables from customers under its deferred billing program during this period. For the six months ended August 29, 1998, the Company used $17.6 million more cash for working capital needs as compared to the corresponding period last year. The major contributing factors were an increased loss, higher catalog-related expenditures, and the timing of payments for inventory. As a result of the higher cash demands in the current six month period as compared to the same period last year, the Company drew down earlier on its revolving credit facility. Inventory levels are 7.2% higher at the end of the second quarter of fiscal 1999 compared to the same point last year. Management expects to be able to sell this inventory without significant overall gross margin reduction.

The Company expended capital of $1,553,000 during the six months ended Auqust 29,1998, compared to $853,000 last year. The Company paid dividends totaling $1.5 million, $.2 million higher than the first half last year due to the increase in quarterly dividend rate per share from $.07 to $.08 in March 1998.

During the six months ended August 29, 1998, the Company continued its open market stock repurchase program, and acquired 314,000 shares of its common stock at a total cost of $5.3 million. This compares to $1.2 million spent for the first six months last year. As of September 3, 1998, the Company completed its 1 million share stock repurchase program which was started in October 1995. The total cost of the plan was $15.2 million.

On October 7, 1998, the Company's Board of Directors approved a new stock repurchase program which authorizes management to repurchase up to 1 million shares of its common stock in the open market from time to time.

Year 2000

Year 2000 Compliance Program

The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform its critical functions: (1) process sales orders from and ship goods to customers, (2) order and receive merchandise from vendors, and (3) process payments to vendors and employees.

The Company is in the process of modifying its internal computer software applications and systems to function properly with respect to dates in the Year 2000 and thereafter. The Company is utilizing both in-house staff as well as outside resources to modify its systems. This work is expected to be completed by July 31, 1999. In addition to internal systems, the Company has established procedures to determine that outside computer software vendors are either already Year 2000 compliant or have timely dates when they intend to be compliant. The Company is also reviewing all computer hardware such as mid-range, mainframe and personal computers, networks, telephone switches, voice mail systems, and timeclocks, as well as its distribution and warehouse equipment, to ensure Year 2000 compliance. The Company has also contacted its various merchandise vendors to inquire as to their Year 2000 readiness, and is following up with those vendors who have not responded to-date.

Costs

The Company presently anticipates that the cost of modifying its computer software applications and systems to be Year 2000 compliant will be approximately $1.2 million, of which approximately $500,000 has been spent to date. These amounts are expected to be funded from operating cash flow.

Risks

The variety and complexity of the Year 2000 issues identified and the proposed solutions, the Company's dependence on the technical skills of employees and independent contractors, and especially the representations and readiness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. In addition, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as continued service from outside parties such as utility companies, financial institutions, and transportation and delivery companies (such as the US Postal Service and United Parcel Service).

The Company's peak selling season runs from September through mid-December; therefore, disruption of its business at the beginning of Year 2000 would be less significant than if it happened during its peak season. The Company expects to have adequate inventory on hand to service its customers, and the Company can shift its customer delivery operations to alternative carriers, if necessary. The Company does not rely on any supplier for a significant portion of its products, and the majority of its vendors do not rely on computerized manufacturing systems. The Company has computerized telephone systems which process customer phone orders; any interruption in service by major telephone carriers could have a detrimental impact on the Company's ability to receive orders and service its customers.

The Company intends to develop a contingency plan after its risk assessment is completed, in the event that any unresolved issues are identified.

Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

Forward Looking Statements
-------------------------

Except for historical information contained herein, this Report on Form 10-Q contains forward-looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the potential for changes in consumer spending, consumer preferences and general economic conditions, increasing competition in the direct mail industry, changes in government regulations, dependence on foreign suppliers, possible future increases in operating costs, including postage and paper costs, as well as a delay or inability to become Year 2000 compliant. For further information, see Part I of Form 10-K for the fiscal year ended February 28, 1998.

PART II.
                               OTHER INFORMATION
                               -----------------

Items 1, 2, 3, and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
-------
         On July 15, 1998, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results with respect to each such matter are summarized below:

         1. Election of two Directors for a three year term expiring at the 2001 Annual Meeting of Stockholders.

                                          For                        Withheld
                                          ---                        --------
                  Bert W. Wasserman       8,051,747                  301,906
                  Richard A. Berman       8,051,747                  301,906

         2. Approval of the appointment of PricewaterhouseCoopers LLP, as the independent auditors of the Company for the year ending February 27, 1999.


                  For                       Against                   Abstained
                  ---                       -------                   ---------
                  8,105,812                 1,021                     246,820

         3. Approval of the Company's Employee Stock Purchase Plan which reserves 100,000 shares of common stock for issuance thereunder.

                  For                       Against                   Abstained
                  ---                       -------                   ---------
                  8,049,463                 275,925                   28,265


         4. Approval of the Company's Amended 1997 Stock Option Plan for Non-Employee Directors which reserves an additional 50,000 shares of common stock for issuance thereunder.

                  For                       Against                   Abstained
                  ---                       -------                   ---------
                  8,010,485                 314,197                   28,971




Item 6.           Exhibits and Reports on Form 8-K.
------
                  Exhibit 10.1 - Employment Agreement with Richard P. Randall.

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



                                               Lillian Vernon Corporation
                                               --------------------------
                                                    (Registrant)





Date:  October 12, 1998        By: /s/ Richard P. Randall
                                   ----------------------------
                                   Richard P. Randall
                                   Senior Vice President-Chief Financial Officer