Form 10-Q
period 1998-11-28
LILLIAN VERNON CORP
filed 1999-01-12
CIK 818008

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

(Mark One)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended November 28, 1998.
              -------------------------------------------------

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

                                  914-925-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

9,087,068 Shares of Common Stock, $.01 par value, as of January 8, 1999.

                           LILLIAN VERNON CORPORATION
                           --------------------------

                                   Form 10-Q

                               November 28, 1998



Part I. Financial Information                                            Page #
-----------------------------                                            ------

        Item 1.
        Consolidated Balance Sheets as of
        November 28, 1998, November 22, 1997
        (unaudited) and February 28, 1998
        (audited)                                                          3


        Consolidated Statements of Income
        for the quarters and nine months
        ended November 28, 1998 and November 22, 1997
        (unaudited)                                                        4


        Consolidated Statements of
        Cash Flows for the nine months ended
        November 28, 1998 and November 22, 1997
        (unaudited)                                                        5


        Notes to Consolidated Financial
        Statements                                                        6-8


        Item 2.
        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                     9-13


Part II. Other Information                                                14
--------------------------

Signatures                                                                15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                  NOVEMBER 28, NOVEMBER 22, FEBRUARY 28,
                       ASSETS                                         1998        1997          1998
                                                                   ---------    ---------    ---------
                                                                         (Unaudited)         (Audited)
Current assets:
    Cash and cash equivalents                                      $   2,163    $   3,876    $  26,136
    Receivables                                                       33,253       32,438       22,632
    Inventories                                                       44,811       52,892       36,935
    Deferred income taxes                                               --           --          2,034
    Prepayments and other current assets                              12,764        8,082       10,173
                                                                   ---------    ---------    ---------
            Total current assets                                      92,991       97,288       97,910

Property, plant and equipment, net (Note 1)                           38,080       39,490       37,633
Deferred catalog costs                                                18,133       19,618        5,922
Other assets                                                           2,917        3,059        3,206
                                                                   ---------    ---------    ---------
            Total                                                  $ 152,121    $ 159,455    $ 144,671
                                                                   ---------    ---------    ---------


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                    $  28,041    $  31,061    $  16,331
    Cash overdrafts                                                    1,591        1,447        1,004
    Customer deposits                                                  1,551        1,550          147
    Current portion of long-term debt and lease obligations             --          1,452        1,394
    Revolving debt (Note 2)                                            1,000         --           --
    Income taxes payable                                                --           --          4,581
    Deferred income taxes                                              2,394        2,722         --
                                                                   ---------    ---------    ---------
            Total current liabilities                                 34,577       38,232       23,457

Deferred compensation                                                  3,349        3,444        3,426
Deferred income taxes                                                  1,835          753        1,075
                                                                   ---------    ---------    ---------
            Total liabilities                                         39,761       42,429       27,958
                                                                   ---------    ---------    ---------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                     --           --           --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; issued - 10,389,674 shares, 10,387,858 shares
       and 10,389,674 shares                                             104          104          104
    Additional paid-in capital                                        31,131       31,120       31,160
    Retained earnings                                                101,565       99,340      100,757
    Unearned compensation                                               --            (23)          (6)
    Treasury stock, at cost - 1,330,603 shares, 905,458 shares
       and 1,016,491 shares                                          (20,440)     (13,515)     (15,302)
                                                                   ---------    ---------    ---------
            Total stockholders' equity                               112,360      117,026      116,713
                                                                   ---------    ---------    ---------
            Total                                                  $ 152,121    $ 159,455    $ 144,671
                                                                   ---------    ---------    ---------



                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THIRD QUARTER ENDED             NINE MONTHS ENDED
                                                   ----------------------------    ----------------------------
                                                   NOVEMBER 28,    NOVEMBER 22,    NOVEMBER 28,    NOVEMBER 22,
                                                      1998            1997            1998            1997
                                                    ---------       ---------       ---------       ---------
Revenues                                            $ 107,871       $ 106,305       $ 179,390       $ 171,309

Costs and expenses:
     Product and delivery costs                        45,741          47,577          81,852          81,262
     Selling, general and administrative expenses      48,777          44,056          91,385          79,908
     Write-off - computer project                       1,415            --             1,415            --
                                                    ---------       ---------       ---------       ---------
                                                       95,933          91,633         174,652         161,170
                                                    ---------       ---------       ---------       ---------
           Operating income                            11,938          14,672           4,738          10,139
Interest income                                          --                 3             457             586
Interest expense                                         (294)           (199)           (472)           (382)
                                                    ---------       ---------       ---------       ---------
           Income before income taxes                  11,644          14,476           4,723          10,343

Provision for (benefit from) income taxes:
     Current                                            2,418           2,090          (3,415)           (976)
     Deferred                                           1,588           2,832           5,068           4,493
                                                    ---------       ---------       ---------       ---------
                                                        4,006           4,922           1,653           3,517
                                                    ---------       ---------       ---------       ---------
           Net income                                  $7,638          $9,554          $3,070          $6,826
                                                    ---------       ---------       ---------       ---------

Net income per common share - Basic                      $.84           $1.00            $.33            $.71
                                                    ---------       ---------       ---------       ---------
Net income per common share - Diluted                    $.84            $.99            $.33            $.71
                                                    ---------       ---------       ---------       ---------
Weighted average number of common shares -
     Basic                                              9,111           9,516           9,255           9,575
                                                    ---------       ---------       ---------       ---------
Weighted average number of common shares -
     Diluted                                            9,147           9,655           9,386           9,670
                                                    ---------       ---------       ---------       ---------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                -----------------------------
                                                                                NOVEMBER 28,     NOVEMBER 22,
                                                                                   1998             1997
                                                                                 --------         --------
                                                                                        (Unaudited)
Cash flows from operating activities:
     Net income                                                                  $  3,070         $  6,826
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation                                                               2,797            3,068
         Amortization                                                                 177              180
         Write-off-Computer Project                                                 1,415               --
         (Increase) decrease in receivables                                       (10,621)          (7,962)
         (Increase) decrease in inventories                                        (7,876)         (22,412)
         (Increase) decrease in prepayments and other current assets               (2,591)           2,356
         (Increase) decrease in deferred catalog costs                            (12,211)         (13,478)
         (Increase) decrease in other assets                                       (1,297)            (766)
         Increase (decrease) in trade accounts payable and accrued expenses        11,710           16,576
         Increase (decrease) in customer deposits                                   1,404               95
         Increase (decrease) in income taxes payable                               (4,581)          (2,715)
         Increase (decrease) in deferred compensation                                 (77)             (56)
         Increase (decrease) in deferred income taxes                               5,188            4,643
                                                                                 --------         --------
            Net cash used in operating activities                                 (13,493)         (13,645)
                                                                                 --------         --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                    (3,244)          (2,239)
                                                                                 --------         --------
            Net cash used in investing activities                                  (3,244)          (2,239)
                                                                                 --------         --------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations            (1,394)          (1,431)
     Proceeds from issuance of common stock                                          --                317
     Increase in cash overdrafts                                                      587            1,290
     Proceeds from short term borrowings - net of repayments                        1,000             --
     Dividends paid                                                                (2,262)          (2,039)
     Payments to acquire treasury stock                                            (6,623)          (2,495)
     Reissuance of treasury stock                                                   1,485             --
     Other                                                                            (29)              20
                                                                                 --------         --------
            Net cash used in financing activities                                  (7,236)          (4,338)
                                                                                 --------         --------

            Net decrease in cash and cash equivalents                             (23,973)         (20,222)
                                                                                 --------         --------

Cash and cash equivalents at beginning of period                                   26,136           24,098
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $  2,163         $  3,876
                                                                                 --------         --------


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                $    371         $    339
         Income taxes                                                               4,654            2,869



                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, (except for Note 3, "Write-off-Computer Project") which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):

                                            November 28,  November 22,  February 28,
                                                1998          1997         1998
                                            ------------  ------------  ------------
   Land and buildings                          $32,288       $31,771      $31,778
   Machinery and equipment                      31,642        28,404       29,035
   Furniture and fixtures                        3,651         3,369        3,561
   Leasehold improvements                          909         3,952          909
   Capital leases                                  -           1,262        1,262
                                               -------       -------      -------

    Total property, plant &
     equipment, at cost                         68,490        68,758       66,545

    Less, accumulated depreciation
          and amortization                      30,410        29,268       28,912
                                               -------       -------      -------

   Property, plant and equipment - net         $38,080       $39,490      $37,633
                                               -------       -------      -------

2.  CREDIT FACILITY

During the third quarters of fiscal 1999 and fiscal 1998, the Company had borrowed up to $21.0 million and $11.5 million, respectively, under its revolving credit facility, and had repaid $20.0 million and $11.5 million as of November 28, 1998 and November 22, 1997, respectively. Interest was payable at weighted average rates of approximately 5.7% and 6.1% for the quarters ended November 28, 1998 and November 22, 1997, respectively. There were approximately $5.7 million and $6.9 million of letters of credit outstanding as of November 28, 1998 and November 22, 1997, respectively. The Company's revolving credit facility expires on August 19, 2000.

3. WRITE-OFF-COMPUTER PROJECT

During the third quarter of fiscal 1999, the Company had a non-recurring charge related to the termination of the installation of a computer software package for a new order entry system and wrote off its investment of $1.4 million on a pre-tax basis ($920,000 after-tax). The Company has decided to internally upgrade its existing order entry system; the upgrade is scheduled to be completed in mid 1999, at a substantially lower cost than orginally anticipated.


4. EARNINGS PER SHARE

   Basic and Diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                     Third  Quarter Ended         Nine Months Ended
                                  --------------------------  --------------------------
                                  November 28,  November 22,  November 28,  November 22,
                                     1998          1997          1998          1997
                                    ------        ------        ------        ------
Net Income-Basic and Diluted        $7,638        $9,554        $3,070        $6,826
                                    ------        ------        ------        ------
Weighted average shares for
Basic EPS                            9,111         9,516         9,255         9,575

Add: Incremental shares from
assumed stock option exercises          36           139           131            95
                                    ------        ------        ------        ------
Weighted average shares for
Diluted EPS                          9,147         9,655         9,386         9,670
                                    ------        ------        ------        ------

For the third quarters ended November 28, 1998 and November 22, 1997, options on 415,000 and 369,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

For the nine months ended November 28, 1998 and November 22, 1997, options on 237,000 and 369,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

5.  RECLASSIFICATIONS

Certain reclassifications have been made in the prior year financial statements to conform with fiscal 1999 presentation.

6.  NEW ACCOUNTING STANDARDS

In the first quarter of fiscal 1999, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). SFAS No. 130 has no impact on the Company's financial statements. In the fourth quarter of fiscal 1999, the Company intends to adopt Statement of Financial

Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. SFAS No. 131 will not have a material impact on the Company's financial statements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended November 28, 1998

Revenues for the third quarter ended November 28, 1998 were $107.9 million, an increase of $1.6 million, or 1.5% higher than the quarter ended November 22, 1997. Revenues per catalog declined as compared to last year. There was a 9.6% increase in catalog circulation, as well as lower response rates by the Company's customers; the decline in customer response rates was due to weaker retail demand. The decline in revenues per catalog was a result of the Company's circulation increase to prospective new customers who were generally less responsive than existing customers. The current quarter includes $.7 million of revenues generated from the sales of magazine subscriptions by the Company's telemarketing representatives, a new revenue source in fiscal 1999.

Product and delivery costs of $45.7 million decreased by $1.8 million, or 3.9% in the third quarter of the current year, as compared to the third quarter of the prior year. These costs represented a lower percentage of revenues, 42.4% in the current quarter, compared to 44.8% in the third quarter last year. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees. The decrease in costs were due to a decrease in the number of orders received, lower unit costs to process orders at the Company's distribution center, and as to lower percentage of revenues, improved gross margin on products sold.

Selling, general and administrative (SG&A) expenses of $48.8 million, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $4.7 million, or 10.7% during the third quarter. As a percentage of revenues, SG&A costs increased to 45.2% in the third quarter this year, compared to 41.4% in the third quarter last year. The increase in SG&A expense is largely due to an increase of $4 million in catalog costs. The increased catalog costs are due to the aforementioned 9.6% increase in catalog circulation, as well as 8% higher paper prices. The Company incurred approximately $337,000 in computer costs related to its Year 2000 compliance project.

During the third quarter of fiscal 1999, the Company had a non-recurring charge related to the termination of the installation of a computer software package for a new order entry system and wrote off its investment of $1.4 million on a pre-tax basis ($920,000 after-tax). The Company has decided to internally upgrade its existing order entry system; the upgrade is scheduled to be completed in mid 1999, at a substantially lower cost than originally anticipated.

Interest income was comparable between the third quarters of fiscal 1999 and fiscal 1998. Interest expense increased $95,000 in the quarter ended November 28, 1998, compared to the quarter ended November 22, 1997, principally due to higher average revolving debt levels during the third quarter of fiscal 1999. The Company spent approximately $8.5 million to fund the repurchase of its common stock since the third quarter of last year under its open market stock repurchase programs which contributed to the higher level of borrowings required in the current quarter.

The effective income tax rate was 34.4% for the current quarter, compared to 34% in the third quarter of fiscal 1998.

Nine Months Ended November 28, 1998

Revenues for the nine months ended November 28, 1998 were $179.4 million, an increase of $8.1 million, or 4.7% compared to the nine months ended November 22, 1997. The increase in revenues was attributable to both an increase of approximately 2% in the number of orders, and an increase of approximately 2% in average revenue per order. Included in revenues for the nine months ended November 28, 1998 is $.8 million of revenue generated from the sales of magazine subscriptions by the Company's telemarketing representatives, a new revenue source in fiscal 1999.

Product and delivery costs of $81.9 million rose by $.6 million or .7% in the nine months ended November 28, 1998, compared to the same period last year. These costs comprised a lower percentage of revenues, 45.6% in the current nine month period, compared to 47.4% in the same period last year. A higher number of orders received and processed resulted in the increase in product and delivery expense. The decline as a percentage of revenues is due to higher gross profit margins realized on merchandise sold, as well as lower unit costs to process orders at the Company's distribution facility.

Selling, general and administrative (SG&A) expenses of $91.4 million increased $11.5 million, or 14.4% in the nine months ended November 28, 1998 compared to the nine months ended November 22, 1997. As a percentage of revenues, SG&A costs increased to 50.9% in the nine month period this year, compared to 46.6% in the same period last year. Higher catalog costs of approximately $9 million were incurred during the current nine month period, due to a 14% higher circulation, as well as a 15% increase in paper prices. The Company incurred approximately $765,000 in computer costs related to its Year 2000 compliance project.

During the third quarter of fiscal 1999, the Company had a non-recurring charge related to the termination of the installation of a computer software package for a new order entry system and wrote off its investment of $1.4 million on a pre-tax basis ($920,000 after-tax). The Company has decided to internally upgrade its existing order entry system; the upgrade is scheduled to be completed in mid 1999, at a substantially lower cost than orginally anticipated.

Interest income was $129,000 lower in the nine months ended November 28, 1998 compared to the nine months ended November 22, 1997, due to a lower average investment balance. Interest expense was $90,000 higher in the current nine month period compared to the same period last year, due to higher revolving debt levels. The Company spent approximately $8.5 million to fund the repurchase of its common stock since the end of the third quarter of fiscal 1998 under its open market stock repurchase programs, which contributed to the higher borrowings required during the period.

The effective income tax rate in the current nine month period was 35% compared to 34% for the same period last year.

Anticipated Fourth Quarter Fiscal 1999 Results

The Company anticipates that its fourth quarter fiscal 1999 revenues and net income will be lower than last year's levels, due partially to reduced catalog circulation, as well as the current year's shorter fourth quarter period (13 weeks in fiscal 1999 versus 14 weeks in fiscal 1998). Notwithstanding the forecast for the fourth quarter, the Company is encouraged by the significant increase in volume between Thanksgiving and Christmas realized it its Website which was updated October 19, 1998.

Financial Condition

The Company's working capital ratio at November 28, 1998 improved to 2.69 to 1 as compared to 2.54 to 1 at November 22, 1997. The ratio was 4.17 to 1 at February 28, 1998. The Company's working capital needs have been met with funds generated from operations, and from drawdowns against its revolving credit facility. The Company used a comparable amount of funds for operating activities in its current nine month period compared to the same period last year, notwithstanding lower income for the period. This was caused in part by inventory levels which were 15% lower this year than last year; the Company expects its inventory level to be lower at the end of fiscal 1999 as compared to fiscal 1998. Capital spending was approximately $1 million higher than last year's level due to improvements made to the Company's National Distribution Center in the current fiscal year. The Company borrowed more funds during the nine months ended November 28, 1998 as compared to the same period last year by drawing down its revolving credit line, but has repaid all except $1 million of the borrowing as of November 28, 1998. All borrowings were repaid as of November 30, 1998. The Company was in full compliance with all debt covenants during the quarter and nine months ended November 28, 1998.

During the nine months ended November 28, 1998, the Company spent $6.6 million to acquire 412,300 shares of its common stock under its open market stock repurchase programs. As of September 3, 1998, the Company completed its one million share stock repurchase program which commenced October 1995. On October 7, 1998, the Company's Board of Directors approved a new stock repurchase program which authorizes management to repurchase up to one million shares of its common stock in the open market from time to time. As of November 28, 1998, the Company had repurchased 75,000 shares under the new program at a total cost of approximately $1 million.

Year 2000
Year 2000 Compliance Program

The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform its critical functions: (1) process sales orders from and ship merchandise to customers, (2) order and receive merchandise from vendors, and (3) process payments to vendors and employees.

The Company is in the process of modifying its internal computer software applications and systems to function properly with respect to dates in the Year 2000 and thereafter. The Company is utilizing both in-house staff as well as outside resources to modify its systems. This work is expected to be completed by July 31, 1999 and is currently on schedule. In addition to internal systems, the Company has established procedures to determine that outside computer software vendors are either already Year 2000 compliant or have timely dates when they intend to be compliant. The Company is also reviewing all computer hardware such as mid-range, mainframe and personal computers, networks, telephone switches, voice mail systems, and timeclocks, as well as its distribution and warehouse equipment, to ensure Year 2000 compliance. The Company has also contacted its various merchandise vendors to inquire as to their Year 2000 readiness, and is continuing to follow up with those vendors who have not responded to-date.

Costs

The Company presently anticipates that the cost of modifying its computer software applications and systems to be Year 2000 compliant will be approximately $2.0 million, of which approximately $788,000 has been spent to date. These amounts are expected to be funded from operating cash flow.

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

The Company's peak selling season runs from September through mid-December; therefore, disruption of its business at the beginning of calendar year 2000 would be less significant than if it happened during its peak season. The Company expects to have adequate inventory on hand to service its customers, and the Company expects to be able to shift its customer delivery operations to alternative carriers, if necessary. The Company does not rely on any supplier for a significant portion of its products, and the majority of its vendors do not rely on computerized manufacturing systems. The Company has computerized telephone systems which process customer phone orders; any interruption in service by major telephone carriers could have a detrimental impact on the Company's ability to receive orders and service its customers.

An assessment of the readiness of Year 2000 compliance of third party entities with which the Company has relationships is ongoing. The Company has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to Year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's initial assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance and, therefore, the Company has not developed a contingency plan.

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

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 10.1 - Employment Agreement with George Mollo, Jr.

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


                                       Lillian Vernon Corporation
                                       --------------------------
                                               (Registrant)





Date: January 12, 1999                 By: /s/ Richard P. Randall
                                          --------------------------------
                                          Richard P. Randall
                                          Senior Vice President-Chief
                                          Financial Officer