Form 10-K/A
period 1998-02-28
LILLIAN VERNON CORP
filed 1999-03-18
CIK 818008

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark one)

                [X] FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                       OR

                     [ ] FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 1-9637

                           LILLIAN VERNON CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               13-2529859
         (State of incorporation)          (I.R.S. Employer Identification No.)

            543 Main Street
            New Rochelle, NY                              10801
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

                              -------------------

                           LILLIAN VERNON CORPORATION
                     FISCAL 1998 FORM 10-K/A ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART II
ITEM 6.    Selected Financial Data.........................................  3
ITEM 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................  4
ITEM 8.    Financial Statements and Supplementary Data ....................  8

                                    PART IV
ITEM 14.   Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K .....................................................  9

                               RESTATED FORM 10-K


        In connection with the planned relocation of its corporate headquarters to Rye, NY in July 1998, the Company wrote-off the unamortized portion of its leasehold improvements at its corporate headquarters facility in New Rochelle, NY on February 28, 1998. The pre-tax charge previously reported was $1,330,000 ($878,000 after-tax).

        The Company subsequently realized that an error had been made over a period of years in the calculation of its amortization of leasehold improvements. The Company had assumed that the assets' useful life of fifteen years was the appropriate amortization period, rather than the shorter remaining life of the lease, which terminated in July 1998.

        The Company has restated its annual and quarterly financial statements for the years ended February 28, 1998, February 22, 1997, and February 24, 1996, and for the quarters ended May 30, August 29, and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated to the appropriate fiscal periods.

        For further information, refer to Part II - Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and
Part IV - Item 14 (Footnote Nos. 1, 2, 5, 7, 9, and 10 to the Company's Consolidated Financial Statements).

PART II


ITEM 6. SELECTED FINANCIAL DATA


                                                                    FISCAL YEARS ENDED
                                       ----------------------------------------------------------------------------
                                        FEBRUARY 28,    FEBRUARY 22,   FEBRUARY 24,   FEBRUARY 25,    FEBRUARY 26,
                                          1998 (1)          1997           1996           1995            1994
                                       -------------- --------------  -------------- --------------  --------------
OPERATING RESULTS (000'S)
Revenues .............................    $258,224        $240,053       $238,192        $222,211       $196,331
Income before income taxes ...........      14,740           7,925          8,243          18,955         19,273
Net income ...........................       9,728           5,231          5,609          13,502         12,626
PER SHARE
Net income--Basic (3).................    $   1.02        $    .54       $    .58        $   1.42       $   1.33
Net Income--Diluted (3) ..............        1.01             .54            .56            1.37           1.31
Book value ...........................       12.46           11.83          11.70           11.40          10.20
Dividends ............................         .29             .28            .28             .26            .20

FINANCIAL POSITION AT YEAR END (000'S)
Cash and cash equivalents ............    $ 26,136        $ 24,098       $ 25,771        $ 38,779       $ 52,880
Working capital ......................      73,951          70,739         76,721          79,068         72,665
Total assets .........................     144,359         138,955        135,626         137,191        130,539
Long-term obligations (2) ............       1,394           2,883          4,335           5,755          7,150
Stockholders' equity..................     116,839         113,702        112,692         109,806         96,992

AVERAGE SHARES OUTSTANDING (000'S)
Basic (3) ............................       9,532           9,658          9,713           9,555          9,448
Diluted (3) ..........................       9,636           9,664          9,981           9,892          9,632

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


                                                              FISCAL YEARS ENDED
                                                ----------------------------------------------
                                                 FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                     1998           1997            1996
                                                -------------- --------------  --------------
Revenues ......................................      100.0%         100.0%          100.0%
Costs and expenses:
 Product and delivery costs ...................      (48.2)         (46.0)          (46.1)
 Selling, general and administrative expenses        (46.3)         (50.7)          (50.3)
                                                     -----          -----           -----
  Operating income ............................        5.5            3.3             3.6
Interest income ...............................        0.4            0.2             0.6
Interest expense ..............................       (0.2)          (0.3)           (0.3)
Merger-related expenses .......................         --             --            (0.4)
                                                     -----          -----           -----
 Income before income taxes ...................        5.7            3.2             3.5
 Provision for income taxes ...................       (1.9)          (1.0)           (1.1)
                                                     -----          -----           -----
  Net income ..................................        3.8%           2.2%            2.4%
                                                     -----          -----           -----

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


   Selling, general and administrative ("SG&A") expenses were $119.5 million in fiscal 1998, compared to $121.7 million in fiscal 1997, a decrease of $2.2 million, or 1.8%. As a percentage of revenues, SG&A expenses also declined, from 50.7% in fiscal 1997 to 46.3% in fiscal 1998. The largest component of these expenses are the costs of producing, printing, and mailing the Company's catalogs. Catalog circulation increased approximately 2% in fiscal 1998 compared to fiscal 1997. A lower ratio of catalog costs to revenues was the principal reason for the improvement in SG&A expenses as a percentage of revenues. The improvement came almost equally from lower paper costs and an improvement in revenue generated per catalog.

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


   In fiscal 1998, the Company decided to relocate its Corporate Headquarters to a larger facility located in Rye, New York. The relocation will take place at the end of the Company's existing lease, in July 1998. The move will allow for continued growth. In connection with the planned relocation of its corporate headquarters to Rye, NY in July 1998, the Company wrote-off the unamortized portion of its leasehold improvements at its corporate headquarters facility in New Rochelle, NY on February 28, 1998. The pre-tax charge previously reported was $1,330,000 ($878,000 after-tax).

        The Company subsequently realized that an error had been made over a period of years in the calculation of its amortization of leasehold improvements. The Company had assumed that the assets' useful life of fifteen years was the appropriate amortization period, rather than the shorter remaining life of the lease, which terminated in July 1998.

        The Company has restated its annual and quarterly financial statements for the years ended February 28, 1998, February 22, 1997, and February 24, 1996, and for the quarters ended May 30, August 29, and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated as income (expense) to the appropriate fiscal years as follows:


                                                                 EPS Impact-
                                                               ---------------
Fiscal Years Ended     Pre-tax Amount     After-tax Amount     Basic   Diluted
------------------     --------------     ----------------     -----   -------
1985 - 1995              ($577,000)          ($381,000)        Not Applicable
February 24, 1996        ($182,000)          ($120,000)        ($.01)  ($.01)
February 22, 1997        ($187,000)          ($124,000)        ($.01)  ($.01)
February 28, 1998       $1,136,000            $750,000          $.08    $.08
February 27, 1999        ($190,000)          ($125,000)        ($.01)  ($.01)



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

   Selling, general and administrative ("SG&A") expenses were $121.7 million in fiscal 1997, compared to $119.8 million in fiscal 1996, an increase of $1.9 million, or 1.6%. As a percentage of revenues,SG&A expenses increased from 50.3% in fiscal 1996 to 50.7% in fiscal 1997. The ratio of catalog costs to revenues improved in fiscal 1997, even though the cost of producing an average catalog was slightly higher. The ratio improved because of a rise in average revenue per catalog. High paper costs continued to be reflected in the Company's catalog expense, particularly in the core catalogs, while the prices of its specialty catalog paper improved during the latter part of the fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's balance sheet and liquidity are strong. At the end of fiscal 1998, cash and cash equivalents totaled $26.1 million; the current ratio was 4.2:1; stockholders' equity totalled $116.8 million; and debt obligations (including current maturities) represented 1.2% of equity.

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

10.23      --1997 Stock Option Plan for Non-Employee Directors.............(15)

10.24      --Form of Agreement re Change of Control with certain executive
             officers......................................................E-1

10.25      --Agreement of Sublease dated January 30, 1998 between CVS New
             York, Inc. and the Company and exhibits.......................E-16

22         --Subsidiaries of registrant....................................E-140


24         --Consent of PricewaterhouseCoopers LLP re: incorporated
             reference to Form S-8.........................................E-


27         --Financial Data Schedules......................................E-

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

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A report to be signed on its behalf by the undersigned, duly authorized.

                                          LILLIAN VERNON CORPORATION

Dated March 16, 1999                        By: /s/ Richard P. Randall
                                              -------------------------------
                                              Richard P. Randall
                                              Senior Vice President-
                                              Chief Financial Officer

                           LILLIAN VERNON CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                             SCHEDULES AND REPORTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                        FEBRUARY 28, 1998  FEBRUARY 22, 1997
                                                                        -----------------  -----------------
ASSETS
Current assets:
 Cash and cash equivalents ............................................      $ 26,136          $ 24,098
 Accounts receivable, net..............................................        22,632            24,476
 Merchandise inventories...............................................        36,935            30,480
 Deferred income taxes (Note 2)........................................         1,532             1,548
 Prepayments and other current assets (Note 4).........................        10,173            10,438
                                                                             --------          --------
  Total current assets.................................................        97,408            91,040
Property, plant and equipment, net (Notes 5 and 7).....................        37,823            39,373
Deferred catalog costs.................................................         5,922             6,140
Other assets...........................................................         3,206             2,402
                                                                             --------          --------
  Total................................................................      $144,359          $138,955
                                                                             --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable and accrued expenses (Note 4)..................      $ 16,331          $ 14,485
 Cash overdrafts ......................................................         1,004             1,352
 Customer deposits.....................................................           147               260
 Current portion of long-term debt and lease obligations (Notes 6, 7)           1,394             1,489
 Income taxes payable (Note 2).........................................         4,581             2,715
                                                                             --------          --------
  Total current liabilities............................................        23,457            20,301
Long-term debt, less current portion (Note 6)..........................            --             1,270
Capital lease obligations, less current portion (Note 7) ..............            --               124
Deferred compensation (Note 8).........................................         3,426             3,500
Deferred income taxes (Note 2).........................................           637                58
                                                                             --------          --------
  Total liabilities....................................................        27,520            25,253
                                                                             --------          --------
Commitments & Contingencies (Note 7)
Stockholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares authorized; no
  shares issued and outstanding........................................            --                --
 Common stock, $.01 par value; 20,000,000 shares authorized;
  issued--10,389,674 shares in 1998 and 10,363,320 shares in 1997 .....           104               104
 Additional paid-in capital............................................        31,160            30,783
 Retained earnings.....................................................       100,883            93,929
 Unearned compensation.................................................            (6)              (94)
 Treasury stock, at cost--1,016,491 shares in 1998 and
  753,458 shares in 1997 (Note 12).....................................       (15,302)          (11,020)
                                                                             --------          --------
  Total stockholders' equity...........................................       116,839           113,702
                                                                             --------          --------
  Total................................................................      $144,359          $138,955
                                                                             --------          --------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 FISCAL YEARS ENDED
                                                    ---------------------------------------------
                                                     FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                         1998           1997            1996
                                                    -------------- --------------  --------------
Revenues...........................................    $258,224        $240,053       $238,192
Costs and expenses:
 Product and delivery costs........................     124,419         110,374        109,915
 Selling, general and administrative expenses  ....     119,471         121,717        119,817
                                                       --------        --------       --------
                                                        243,890         232,091        229,732
                                                       --------        --------       --------
  Operating income.................................      14,334           7,962          8,460
Interest income....................................         910             614          1,314
Interest expense...................................        (504)           (651)          (610)
Merger-related expenses (Note 11)..................          --              --           (921)
                                                       --------        --------       --------
  Income before income taxes.......................      14,740           7,925          8,243
Provision for (benefit from) income taxes (Note
2):
 Current...........................................       4,566           3,622          3,560
 Deferred..........................................         446            (928)          (926)
                                                       --------        --------       --------
                                                          5,012           2,694          2,634
                                                       --------        --------       --------
  Net income.......................................    $  9,728        $  5,231       $  5,609
                                                       --------        --------       --------
Net income per common share--Basic.................    $   1.02        $    .54       $    .58
                                                       --------        --------       --------
Net income per common share--Diluted...............    $   1.01        $    .54       $    .56
                                                       --------        --------       --------
Weighted average number of common shares--Basic ...       9,532           9,658          9,713
Weighted average number of common shares and
 common share equivalents--Diluted.................       9,636           9,664          9,981

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                       COMMON STOCK                                               TREASURY STOCK
                                                     ------------------    PAID-IN   RETAINED     UNEARNED     --------------------
                                           TOTAL      SHARES     AMOUNT    CAPITAL   EARNINGS   COMPENSATION     SHARES     AMOUNT
                                           -----      ------     ------    -------   --------   ------------     ------     ------
BALANCE, FEBRUARY 25, 1995.............  $109,806    9,771,744    $ 98     $23,300   $ 88,541       ($2)       (139,892)    ($2,131)
Exercise of non-qualified stock
 options...............................     1,262      214,000       2       3,253                              (95,307)     (1,993)
Amortization of unearned compensation .         2                                                     2
Shares purchased by employees pursuant
 to Employee Stock Purchase Plan ......       106        7,899      --         106
Purchase of treasury stock.............    (1,732)                                                             (124,800)     (1,732)
Dividends ($.28 per share).............    (2,728)                                     (2,728)
Other..................................       367                              367
Net income.............................     5,609                                       5,609
                                         --------   ----------    ----     -------   --------       ---      ----------    --------
BALANCE, FEBRUARY 24, 1996.............   112,692    9,993,643     100      27,026     91,422         0        (359,999)     (5,856)
Shares issued to employees at $.01 per
 share pursuant to Restricted
 Stock Plan............................        --       15,000      --         197                 (197)
Exercise of non-qualified stock
 options...............................       893      337,000       4       2,720                             (133,759)     (1,831)
Amortization of unearned compensation .       103                                                   103
Shares purchased by employees pursuant
 to Employee Stock Purchase Plan  .....       184       17,677      --         184
Purchase of treasury stock.............    (3,333)                                                             (259,700)     (3,333)
Dividends ($.28 per share).............    (2,724)                                     (2,724)
Other..................................       656                              656
Net income.............................     5,231                                       5,231
                                         --------   ----------    ----     -------   --------       ---      ----------    --------
BALANCE, FEBRUARY 22, 1997.............   113,702   10,363,320     104      30,783     93,929       (94)       (753,458)    (11,020)
Exercise of non-qualified stock
 options...............................       297       16,000      --         200        (17)                    7,667         114
Amortization of unearned compensation .        88                                                    88
Shares purchased by employees pursuant
 to Employee Stock Purchase Plan ......       140       10,354      --         140
Purchase of treasury stock.............    (4,396)                                                             (270,700)     (4,396)
Dividends ($.29 per share).............    (2,757)                                     (2,757)
Other..................................        37                               37
Net income.............................     9,728                                       9,728
                                         --------   ----------    ----     -------   --------       ---      ----------    --------
BALANCE, FEBRUARY 28, 1998.............  $116,839   10,389,674    $104     $31,160   $100,883       ($6)     (1,016,491)   ($15,302)
                                         --------   ----------    ----     -------   --------       ---      ----------    --------

                 See Notes to Consolidated Financial Statements

                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                                 FISCAL YEARS ENDED
                                                                    ---------------------------------------------
                                                                     FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                                         1998           1997            1996
                                                                    -------------- --------------  --------------
Cash flows from operating activities:
 Net income........................................................     $ 9,728        $  5,231       $  5,609
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation.....................................................       4,672           4,279          3,768
  Amortization.....................................................         324             454            395
  (Gain) loss on sale of assets....................................          (7)             (8)            (6)
  (Increase) decrease in accounts receivable.......................       1,844          (3,041)            47
  (Increase) decrease in merchandise inventories...................      (6,455)            468           (530)
  (Increase) decrease in prepayments and other current assets .....         265           3,793         (6,736)
  (Increase) decrease in deferred catalog costs....................         218             366            126
  (Increase) decrease in other assets..............................      (1,040)           (309)          (296)
  Increase (decrease) in trade accounts payable and accrued
   expenses .......................................................       1,846           2,370         (1,941)
  Increase (decrease) in customer deposits.........................        (113)            132           (257)
  Increase (decrease) in income taxes payable......................       1,866            (177)          (684)
  Increase (decrease) in deferred compensation.....................         (74)            401            186
  Increase (decrease) in deferred income taxes.....................         595            (932)          (927)
                                                                        -------        --------       --------
   Net cash provided by (used in) operating activities ............      13,669          13,027         (1,246)
                                                                        -------        --------       --------
Cash flows from investing activities:
 Purchases of property, plant and equipment........................      (3,122)        (10,284)        (7,712)
 Proceeds from sale of assets......................................           7               8             95
                                                                        -------        --------       --------
   Net cash used in investing activities...........................      (3,115)        (10,276)        (7,617)
                                                                        -------        --------       --------
Cash flows from financing activities:
 Principal payments on long-term debt and capital lease
  obligations......................................................      (1,489)         (1,452)        (1,420)
 Proceeds from issuance of common stock............................         437           1,077          1,368
 Increase (decrease) in cash overdrafts ...........................        (348)          1,352             --
 Dividends paid....................................................      (2,757)         (2,724)        (2,728)
 Payments to acquire treasury stock................................      (4,396)         (3,333)        (1,732)
 Other.............................................................          37             656            367
                                                                        -------        --------       --------
   Net cash used in financing activities...........................      (8,516)         (4,424)        (4,145)
                                                                        -------        --------       --------
   Net increase (decrease) in cash and cash equivalents ...........       2,038          (1,673)       (13,008)
                                                                        -------        --------       --------
Cash and cash equivalents at beginning of period...................      24,098          25,771         38,779
                                                                        -------        --------       --------
Cash and cash equivalents at end of period.........................     $26,136        $ 24,098       $ 25,771
                                                                        -------        --------       --------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest.........................................................     $   347        $    582       $    599
  Income taxes.....................................................       2,646           3,028          3,971

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

 Depreciation and Amortization

   Depreciation is provided on the straight line method for assets placed in service over estimated useful lives of approximately 30 and 8 years for buildings and building improvements, respectively, and for other property, over estimated useful lives ranging from 3 to 10 years. Leasehold improvements and assets under capital leases are amortized over approximately 15 years, or the term of the applicable lease, whichever is shorter.

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

   Basic and diluted earnings per share were calculated as follows (amounts in thousands):


                                                                  FISCAL YEARS ENDED
                                                    ---------------------------------------------
                                                     FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                                                         1998           1997            1996
                                                    -------------- --------------  --------------
Net Income--Basic and Diluted......................     $9,728          $5,231         $5,609
                                                        ------          ------         ------
Weighted average shares for Basic EPS..............      9,532           9,658          9,713
Add: incremental shares from stock option
 exercises.........................................        104               6            268
                                                        ------          ------         ------
Weighted average shares for Diluted EPS............      9,636           9,664          9,981
                                                        ------          ------         ------

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
               ======          ======         ======

   The deferred income tax provision (benefit) consists of (dollars in thousands):


                                        FISCAL YEARS ENDED
                          ---------------------------------------------
                           FEBRUARY 28,   FEBRUARY 22,    FEBRUARY 24,
                               1998           1997            1996
                          -------------- --------------  --------------
Charitable
 contributions...........      $ 124          $(216)          $(499)
Depreciation.............        245           (127)           (254)
Catalog costs............        (96)          (204)            (40)
Other, net...............        173           (381)           (133)
                               -----          -----           -----
                               $ 446          $(928)          $(926)
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

   The deferred tax assets and deferred tax liabilities recorded on the balance sheets are as follows (dollars in thousands):


                             FEBRUARY 28, 1998       FEBRUARY 22, 1997
                          ----------------------- ----------------------
                               DEFERRED TAX            DEFERRED TAX
                           ASSETS    LIABILITIES   ASSETS    LIABILITIES
                           ------    -----------   ------    -----------
Current:
 Catalog deferrals.......  $   --      $2,270      $   --      $2,373
 Charitable
  contributions..........   2,042          --       2,152          --
 Inventory
  capitalization.........     848          --         807          --
 Accrued expenses........     660          --         607          --
 Other...................     261           9         363           8
                           ------      ------      ------      ------
   Total current.........   3,811       2,279       3,929       2,381
                           ------      ------      ------      ------
Non-current:
 Depreciation............      --       1,770          --       1,366
 Amortization............      33         183          84         101
 Deferred compensation ..   1,283          --       1,325          --
                           ------      ------      ------      ------
  Total non-current......   1,316       1,953       1,409       1,467
                           ------      ------      ------      ------
   Total.................  $5,127      $4,232      $5,338      $3,848
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
                               =======        =======

5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following (dollars in thousands):


                                                FEBRUARY 28,    FEBRUARY 22,
                                                    1998            1997
                                                ------------    ------------
Land and buildings............................     $31,778        $31,656
Machinery and equipment.......................      29,035         26,512
Furniture and fixtures........................       3,561          3,313
Leasehold improvements........................       3,989          3,776
Capital leases................................       1,262          1,262
                                                   -------        -------
 Total property, plant & equipment, at cost ..      69,625         66,519
Less, accumulated depreciation &
 amortization.................................      31,802         27,146
                                                   -------        -------
 Property, plant & equipment, net.............     $37,823        $39,373
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
                                                                   ======          ======

   The Company's long-term debt agreements require that the Company meet certain financial covenants, principally related to working capital and tangible net worth, both as defined in the agreements. The Company was in full compliance with all debt covenants during the fiscal years ended February 28, 1998 and February 22, 1997.


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


   In connection with the planned relocation of its corporate headquarters to Rye, NY in July 1998, the Company wrote-off the unamortized portion of its leasehold improvements at its corporate headquarters facility in New Rochelle, NY on February 28, 1998. The pre-tax charge previously reported was $1,330,000 ($878,000 after-tax).

   The Company subsequently realized that an error had been made over a period of years in the calculation of its amortization of leasehold improvements. The Company had assumed that the assets' useful life of fifteen years was the appropriate amortization period, rather than the shorter remaining life of the lease, which terminated in July 1998.

   The Company has restated its annual and quarterly financial statements for the years ended February 28, 1998, February 22, 1997, and February 24, 1996, and for the quarters ended May 30, August 29, and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated as income (expense) to the appropriate fiscal years as follows:


                                                                 EPS Impact-
                                                               ---------------
Fiscal Years Ended     Pre-tax Amount     After-tax Amount     Basic   Diluted
------------------     --------------     ----------------     -----   -------
1985 - 1995              ($577,000)          ($381,000)        Not Applicable
February 24, 1996        ($182,000)          ($120,000)        ($.01)  ($.01)
February 22, 1997        ($187,000)          ($124,000)        ($.01)  ($.01)
February 28, 1998       $1,136,000            $750,000          $.08    $.08
February 27, 1999        ($190,000)          ($125,000)        ($.01)  ($.01)


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


                                                        FISCAL YEARS ENDED
                                          ---------------------------------------------
                                           FEBRUARY 28,    FEBRUARY 22,   FEBRUARY 24,
                                               1998            1997           1996
                                          --------------  -------------- --------------
Net Income................. As reported        $9,728         $5,231          $5,609
                            Pro forma          $9,367         $4,989          $5,542
Basic earnings per share .. As reported         $1.02           $.54            $.58
                            Pro forma            $.98           $.51            $.57
Diluted earnings per
 share..................... As reported         $1.01           $.54            $.56
                            Pro forma            $.97           $.51            $.55

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

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                FISCAL QUARTERS ENDED
                                                ------------------------------------------------------
                                                  MAY 24,    AUGUST 23,   NOVEMBER 22,    FEBRUARY 28,
FISCAL 1998                                        1997        1997          1997            1998
-----------                                        ----        ----          ----            ----
Revenues........................................  $27,748     $37,257       $106,305        $86,914
Income (loss) before income taxes...............   (3,602)       (629)        14,427          4,544(1)
Net income (loss)...............................   (2,377)       (415)         9,522          2,998(1)
Net income (loss) per common share--Basic (1) ..     (.25)       (.04)          1.00            .32(1)
Net income (loss) per common share--Diluted (1).     (.25)       (.04)           .99            .32(1)
Market price of shares outstanding
 --market high.................................. 15 15/16      17 1/4         17 1/2         18 5/8
 --market low................................... 12 1/2        15 1/2         14 7/8         14 1/8



                                                               FISCAL QUARTERS ENDED
                                                ------------------------------------------------------
                                                 MAY 25,    AUGUST 24,   NOVEMBER 23,    FEBRUARY 22,
FISCAL 1997                                       1996        1996          1996            1997
-----------                                       ----        ----          ----            ----
Revenues........................................  $26,313     $32,970       $100,343       $80,428
Income (loss) before income taxes...............   (5,466)     (3,175)        13,012         3,554
Net income (loss)...............................   (3,662)     (2,127)         8,646         2,374
Net income (loss) per common share--Basic (1) ..     (.38)       (.22)           .90           .25
Net income (loss) per common share--Diluted (1).     (.38)       (.22)           .90           .25
Market price of shares outstanding
 --market high..................................   15 1/4      14 5/8         13 1/2        13
 --market low...................................   12 5/8      10 3/8         10 7/8        11 1/4

--------------
(1) Net income (loss) per common share has been restated to comply with SFAS No. 128 (see Note 1 to the Consolidated Financial Statements).


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



14. RECLASSIFICATIONS

   Certain reclassifications have been made in the prior year financial statements to conform with the fiscal 1998 presentation.


15. SUBSEQUENT EVENT -- WRITE-OFF -- COMPUTER PROJECT

   During the third quarter of fiscal 1999, the Company had a non-recurring charge related to the termination of the installation of a computer software package for a new order entry system and wrote off its investment of $1.4 million on a pre-tax basis ($920,000 after-tax). The Company had spent approximately $1.0 million on the project as of February 28, 1998. The Company has decided to internally upgrade its existing order entry system; the upgrade is scheduled to be completed in mid 1999, at a substantially lower cost than originally anticipated.

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


   In our opinion, the financial statements referred to above, after the restatement described in Note 7, present fairly, in all material respects, the consolidated financial position of Lillian Vernon Corporation and Subsidiaries as of February 28, 1998 and February 22, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 28, 1998, in conformity with generally accepted accounting principles.


                                        /s/ PricewaterhouseCoopers LLP

New York, New York
April 15, 1998, except for
Notes 7, 14 and 15, as to which the date is March 10, 1999