Form 10-Q/A
period 1998-05-30
LILLIAN VERNON CORP
filed 1999-03-18
CIK 818008

                                  Form 10-Q/A


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


                 543 Main Street, New Rochelle, New York 10801
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)



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

                           LILLIAN VERNON CORPORATION


                                  Form 10-Q/A


                                  May 30, 1998


Part I. Financial Information                                            Page #

        Item 1.
        Consolidated Balance Sheets as of
        May 30, 1998, May 24, 1997
        (unaudited) and February 28, 1998
        (audited)                                                          4


        Consolidated Statements of Operations
        for the quarters ended May 30, 1998
        and May 24, 1997 (unaudited)                                       5


        Consolidated Statements of Cash Flows
        for the quarters ended May 30, 1998
        and May 24, 1997 (unaudited)                                       6


        Notes to Consolidated Financial
        Statements                                                        7-8


        Item 2.
        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                   9-10


Signatures                                                                11

                               RESTATED FORM 10-Q

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

For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Footnote 3 to the Company's Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    MAY 30,      MAY 24,    FEBRUARY 28,
                        ASSETS                                        1998        1997          1998
                        ------                                    -----------   ---------   ------------
                                                                        (Unaudited)          (Audited)

Current assets:
    Cash and cash equivalents                                      $  16,493    $  24,483    $  26,136
    Accounts receivable, net                                          10,763       10,897       22,632
    Merchandise inventories                                           39,961       31,361       36,935
    Deferred income taxes                                              1,214        1,495        1,532
    Prepayments and other current assets                              14,502       12,969       10,173
                                                                   ---------    ---------    ---------
            Total current assets                                      82,933       81,205       97,408

Property, plant and equipment, net (Note 1)                           37,953       38,943       37,823
Deferred catalog costs                                                 5,805        5,872        5,922
Other assets                                                           3,431        2,369        3,206
                                                                   ---------    ---------    ---------
            Total                                                  $ 130,122    $ 128,389    $ 144,359
                                                                   ---------    ---------    ---------


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
    Trade accounts payable and accrued expenses                    $  11,662    $  10,207    $  16,331
    Cash overdrafts                                                       29        1,504        1,004
    Customer deposits                                                    109          102          147
    Current portion of long-term debt and lease obligations              699        1,499        1,394
    Income taxes payable                                                  --           --        4,581
    Deferred income taxes                                                 --           --           --
                                                                   ---------    ---------    ---------
            Total current liabilities                                 12,499       13,312       23,457

Long-term debt, less current portion                                      --          635           --
Capital lease obligations, less current portion                           --           64           --
Deferred compensation                                                  3,407        3,482        3,426
Deferred income taxes                                                    878          236          637
                                                                   ---------    ---------    ---------
            Total liabilities                                         16,784       17,729       27,520
                                                                   ---------    ---------    ---------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                       --           --           --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; issued - 10,389,674 shares, 10,364,224
       shares and 10,389,674 shares                                      104          104          104
    Additional paid-in capital                                        31,166       30,793       31,160
    Retained earnings                                                 97,367       90,853      100,883
    Unearned compensation                                                 --          (62)          (6)
    Treasury stock, at cost - 1,012,339 shares,
       754,058 shares and 1,016,491 shares                           (15,299)     (11,028)     (15,302)
                                                                   ---------    ---------    ---------
           Total stockholders' equity                                113,338      110,660      116,839
                                                                   ---------    ---------    ---------
           Total                                                   $ 130,122    $ 128,389    $ 144,359
                                                                   ---------    ---------    ---------


                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                    FISCAL QUARTER ENDED
                                                    --------------------
                                                     MAY 30,     MAY 24,
                                                      1998        1997
                                                    --------    --------
Revenues                                            $ 32,012    $ 27,748

Costs and expenses:
     Product and delivery costs                       15,512      14,297
     Selling, general and administrative expenses     20,912      17,313
                                                    --------    --------
                                                      36,424      31,610
                                                    --------    --------
           Operating loss                             (4,412)     (3,862)
Interest income                                          356         353
Interest expense                                         (73)        (93)
                                                    --------    --------
           Loss before income taxes                   (4,129)     (3,602)

Provision for (benefit from) income taxes:
     Current                                          (1,963)     (1,455)
     Deferred                                            559         230
                                                    --------    --------
                                                      (1,404)     (1,225)
                                                    --------    --------
           Net loss                                 ($ 2,725)   ($ 2,377)
                                                    --------    --------

Net loss per common share - Basic                      ($.29)      ($.25)
                                                    --------    --------

Net loss per common share - Diluted                    ($.29)      ($.25)
                                                    --------    --------

Weighted average number of common
     shares - Basic                                    9,368       9,610
                                                    --------    --------

Weighted average number of common and
     common share equivalents - Diluted                9,552       9,653
                                                    --------    --------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                 FISCAL QUARTER ENDED
                                                                               ------------------------
                                                                                 MAY 30,       MAY 24,
                                                                                  1998          1997
                                                                               ----------   -----------
                                                                                     (Unaudited)
Cash flows from operating activities:
     Net loss                                                                    ($ 2,725)   ($ 2,377)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation                                                                 663         668
         Amortization                                                                  49          65
         (Increase) decrease in accounts receivable                                11,869      13,579
         (Increase) decrease in merchandise inventories                            (3,026)       (881)
         (Increase) decrease in prepayments and other current assets               (4,329)     (2,531)
         (Increase) decrease in deferred catalog costs                                117         268
         (Increase) decrease in other assets                                         (268)       --
         Increase (decrease) in trade accounts payable and accrued expenses        (4,669)     (4,278)
         Increase (decrease) in customer deposits                                     (38)       (158)
         Increase (decrease) in income taxes payable                               (4,581)     (2,715)
         Increase (decrease) in deferred compensation                                 (19)        (18)
         Increase (decrease) in deferred income taxes                                 559         231
                                                                                 --------    --------
            Net cash provided by (used in) operating activities                    (6,398)      1,853
                                                                                 --------    --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                      (793)       (238)
                                                                                 --------    --------
            Net cash used in investing activities                                    (793)       (238)
                                                                                 --------    --------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations              (695)       (685)
     Proceeds from issuance of common stock                                          --            10
     Increase (decrease) in cash overdrafts                                          (975)        152
     Dividends paid                                                                  (792)       (700)
     Payments to acquire treasury stock                                              (549)         (8)
     Reissuance of treasury stock                                                     552        --
     Other                                                                              7           1
                                                                                 --------    --------
            Net cash used in financing activities                                  (2,452)     (1,230)
                                                                                 --------    --------


            Net increase (decrease) in cash and cash equivalents                   (9,643)        385
                                                                                 --------    --------

Cash and cash equivalents at beginning of period                                   26,136      24,098
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 16,493    $ 24,483
                                                                                 --------    --------


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                $     74    $    144
         Income taxes                                                               4,630       2,845

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


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):

                                               May 30,      May 24,    February 28,
                                                1998         1997          1998
                                               -------      -------    ------------

   Land and buildings                          $31,840      $31,743      $31,778
   Machinery and equipment                      29,687       26,658       29,035
   Furniture and fixtures                        3,583        3,318        3,561
   Leasehold improvements                        4,046        3,776        3,989
   Capital leases                                1,262        1,262        1,262
                                               -------      -------      -------

    Total property, plant &
     equipment, at cost                         70,418       66,757       69,625

    Less, accumulated depreciation
          and amortization                      32,465       27,814       31,802
                                               -------      -------      -------

   Property, plant and equipment - net         $37,953      $38,943      $37,823
                                               -------      -------      -------

2. EARNINGS PER SHARE

   Basic and diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                              Fiscal Quarters Ended
                                              ---------------------
                                               May 30,      May 24,
                                                1998         1997
                                               -------      -------

   Net Loss-Basic and Diluted                 ($2,725)     ($2,377)
                                              -------      -------


   Weighted average shares for
   Basic EPS                                    9,368        9,610

   Add: incremental shares from
   stock option exercises                         184           43
                                              -------      -------
   Weighted average shares for
   Diluted EPS                                  9,552        9,653
                                              -------      -------

   In the fiscal quarters ended May 30, 1998 and May 24, 1997, options on 177,000 and 181,500 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.


3. RESTATED FINANCIAL INFORMATION

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

                                                             EPS Impact-
                                                             -----------
Fiscal Years Ended    Pre-tax Amount   After-tax Amount    Basic    Diluted
------------------    --------------   ----------------    -----    -------
1985-1995                ($577,000)       ($381,000)        Not Applicable
February 24, 1996        ($182,000)       ($120,000)       ($.01)   ($.01)
February 22, 1997        ($187,000)       ($124,000)       ($.01)   ($.01)
February 28, 1998       $1,136,000         $750,000         $.08     $.08
February 27, 1999        ($190,000)       ($125,000)       ($.01)   ($.01)


4. RECLASSIFICATIONS

Certain reclassifications have been made in the prior year financial statements to conform with fiscal 1999 presentation.

5. SUBSEQUENT EVENT - WRITE-OFF - COMPUTER PROJECT

During the third quarter of fiscal 1999, the Company had a non-recurring charge related to the termination of the installation of a computer software package for a new order entry system and wrote off its investment of $1.4 million on a pre-tax basis ($920,000 after-tax). The Company had spent approximately
$1.1 million on the project as of May 30, 1998. The Company has decided to internally upgrade its existing order entry system; the upgrade is scheduled to be completed in mid 1999, at a substantially lower cost than originally anticipated.

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


Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and mailing the Company's catalogs, increased $3.6 million, or 20.8%, in the current quarter. As a percentage of revenues, SG&A costs rose from 62.4% to 65.3%. The increase in SG&A expenses is largely due to higher catalog circulation, as well as a higher average cost per catalog produced, compared to the first quarter last year. The increase as a percentage of revenues is principally due to the higher catalog costs and lower revenue per catalog of the new catalog mailings. Labor costs of outside consultants working on the Year 2000 project also increased SG&A costs in the first quarter of fiscal 1999, compared to the same period last year.

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

                                                             EPS Impact-
                                                             -----------
Fiscal Years Ended    Pre-tax Amount   After-tax Amount    Basic    Diluted
------------------    --------------   ----------------    -----    -------
1985-1995                ($577,000)       ($381,000)        Not Applicable
February 24, 1996        ($182,000)       ($120,000)       ($.01)   ($.01)
February 22, 1997        ($187,000)       ($124,000)       ($.01)   ($.01)
February 28, 1998       $1,136,000         $750,000         $.08     $.08
February 27, 1999        ($190,000)       ($125,000)       ($.01)   ($.01)


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

Financial Condition


The Company's working capital ratio at May 30, 1998 was 6.65 to 1, compared to
4.15 to 1 at February 28, 1998 and 6.75 to 1 at May 24, 1997. The Company's working capital needs have been met with funds generated from operations.

The Company used $8.6 million more cash during the current first quarter, compared to the same period last year, principally because of increases in inventory, prepaid catalog costs and higher income tax payments due for the prior fiscal year. Inventory levels are higher as of the end of the first quarter of fiscal 1999 compared to the same point last year, partially due to higher anticipated sales in fiscal 1999 compared to fiscal 1998, but also due to a higher inventory level as of the end of fiscal 1998. Management expects to be able to sell this inventory without significant overall gross margin reduction.


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


                                            Lillian Vernon Corporation


Date: March 16, 1999                          By: /s/ Richard P. Randall
                                               --------------------------------
                                               Richard P. Randall
                                               Senior Vice President,
                                               Chief Financial Officer