Form 10-Q/A
period 1998-08-29
LILLIAN VERNON CORP
filed 1999-03-18
CIK 818008

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

                                  Form 10-Q/A

                                August 29, 1998


Part I. Financial Information                                        Page #
------------------------------                                       ------
         Item 1.
         Consolidated Balance Sheets as of
         August 29, 1998, August 23, 1997
         (unaudited) and February 28, 1998
         (audited)                                                       4


         Consolidated Statements of Operations
         for the quarter and six months
         ended August 29, 1998 and August 23, 1997
         (unaudited)                                                     5


         Consolidated Statements of Cash Flows
         for the six months ended August
         29, 1998 and August 23, 1997
         (unaudited)                                                     6


         Notes to Consolidated Financial
         Statements                                                      7-8


         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                   9-12

Signatures                                                               13

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

The Company has restated its annual and quarterly financial statements for the years ended February 28, 1998, February 22, 1997, and February 24, 1996, and for the quarters ended May 30, August 29 and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated to the appropriate fiscal periods.

For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Footnote 3 to the Company's Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                           AUGUST 29,              AUGUST 23,           FEBRUARY 28,
                     ASSETS                                     1998                    1997                   1998
                                                      -------------------     ---------------    -------------------
                                                                      (Unaudited)                        (Audited)
Current assets:
    Cash and cash equivalents                                   $    398            $  6,955               $ 26,136
    Accounts receivable                                           12,340              12,115                 22,632
    Merchandise inventories                                       56,164              52,400                 36,935
    Deferred income taxes                                             --                  --                  1,532
    Prepayments and other current assets                          27,470              21,311                 10,173
                                                      -------------------     ---------------    -------------------
                        Total current assets                      96,372              92,781                 97,408

Property, plant and equipment, net (Note 1)                       37,975              38,796                 37,823
Deferred catalog costs                                            11,327              10,210                  5,922
Other assets                                                       3,823               2,554                  3,206
                                                      -------------------     ---------------    -------------------
                        Total                                   $149,497            $144,341               $144,359
                                                      -------------------     ---------------    -------------------


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                 $ 19,641            $ 25,774                $ 16,331
    Cash overdrafts                                                5,596               3,716                   1,004
    Customer deposits                                                543                 374                     147
    Current portion of long-term debt and lease
     obligations                                                     635               1,508                   1,394
    Revolving debt                                                10,500                  --                      --
    Income taxes payable                                              --                  --                   4,581
    Deferred income taxes                                            335                  --                      --
                                                      -------------------     ---------------    --------------------
                           Total current liabilities              37,250              31,372                  23,457

Long-term debt , less current portion                                 --                 635                      --
Capital lease obligations, less current portion                       --                  --                      --
Deferred compensation                                              3,384               3,464                   3,426
Deferred income taxes                                              2,185                 422                     637
                                                      -------------------     ---------------    --------------------
                           Total liabilities                      42,819              35,893                  27,520
                                                      -------------------     ---------------    --------------------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
         authorized; no shares issued and outstanding                 --                  --                     --
    Common stock, $.01 par value; 20,000,000 shares
              authorized; issued -10,389,674 shares,
              10,368,061 shares and 10,389,674 shares                104                 104                     104
    Additional paid-in capital                                    31,148              30,846                  31,160
    Retained earnings                                             94,653              89,765                 100,883
    Unearned compensation                                             --                 (40)                     (6)
    Treasury stock, at cost - 1,240,659 shares, 825,958
              shares and 1,016,491 shares                        (19,227)            (12,227)                (15,302)
                                                      --------------------    -----------------  ---------------------
                            Total stockholders' equity           106,678             108,448                 116,839
                                                      --------------------    -----------------  ---------------------
                            Total                               $149,497            $144,341                $144,359
                                                      --------------------    ------------------ ---------------------



                 See Notes to Consolidated Financial Statements
                                  Page 4 of 13

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)







                                            SECOND QUARTER ENDED         SIX MONTHS ENDED
                                           ------------------------ -------------------------
                                           AUGUST 29,   AUGUST 23,   AUGUST 29,    AUGUST 23,
                                                1998         1997         1998          1997
                                           ----------  -----------  -----------  ------------
 Revenues                                    $39,386      $37,257      $71,397       $65,005

 Costs and expenses:
      Product and delivery costs              20,478       19,388       35,990        33,685
      Selling, general and administrative
       expenses                               21,885       18,637       42,797        35,950
                                           ----------  -----------  -----------  ------------
                                              42,363       38,025       78,787        69,635
                                           ----------  -----------  -----------  ------------
        Operating loss                        (2,977)        (768)      (7,390)       (4,630)
 Interest income                                 100          229          456           582
 Interest expense                               (105)         (90)        (178)         (183)
                                           ----------  -----------  -----------  ------------
        Loss before income taxes              (2,982)        (629)      (7,112)       (4,231)

Provision for (benefit from) income taxes:
      Current                                 (3,870)      (1,611)      (5,833)       (3,066)
      Deferred                                 2,856        1,397        3,415         1,627
                                           ----------  -----------  -----------  ------------
                                              (1,014)        (214)      (2,418)       (1,439)
                                           ----------  -----------  -----------  ------------
        Net loss                             ($1,968)       ($415)     ($4,694)      ($2,792)
                                           ----------  -----------  -----------  ------------

 Net loss per common share - Basic             ($.21)       ($.04)       ($.50)        ($.29)
                                           ----------  -----------  -----------  ------------

 Net loss per common share - Diluted           ($.21)       ($.04)       ($.50)        ($.29)
                                           ----------  -----------  -----------  ------------

 Weighted average number of common shares
      Basic and Diluted                        9,285        9,599        9,325         9,605
                                           ----------  -----------  -----------  ------------














                 See Notes to Consolidated Financial Statements
                                  Page 5 of 13

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                                     SIX MONTHS ENDED
                                                                                 --------------------------------------------------
                                                                                              AUGUST 29,                 AUGUST 23,
                                                                                                    1998                       1997
                                                                                 ------------------------     ---------------------
                                                                                                       (Unaudited)
 Cash flows from operating activities:
      Net loss                                                                                ($4,694)                     ($2,792)
      Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
          Depreciation                                                                          1,401                        1,430
          Amortization                                                                             96                          247
          (Increase) decrease in accounts receivable                                           10,292                       12,361
          (Increase) decrease in merchandise inventories                                      (19,229)                     (21,920)
          (Increase) decrease in prepayments and other current assets                         (17,297)                     (10,873)
          (Increase) decrease in deferred catalog costs                                        (5,405)                      (4,070)
          (Increase) decrease in other assets                                                    (707)                        (345)
          Increase (decrease) in trade accounts payable and accrued expenses                    3,310                       11,289
          Increase (decrease) in customer deposits                                                396                          114
          Increase (decrease) in income taxes payable                                          (4,581)                      (2,715)
          Increase (decrease) in deferred compensation                                            (42)                         (36)
          Increase (decrease) in deferred income taxes                                          3,415                        1,912
                                                                              ------------------------     ------------------------
               Net cash used in operating activities                                          (33,045)                     (15,398)
                                                                              ------------------------     ------------------------

 Cash flows from investing activities:
      Purchases of property, plant and equipment                                               (1,553)                        (853)
                                                                              ------------------------     ------------------------
               Net cash used in investing activities                                           (1,553)                        (853)
                                                                              ------------------------     ------------------------

 Cash flows from financing activities:
      Principal payments on long-term debt and capital lease obligations                         (759)                        (740)
      Proceeds from short term borrowings                                                      10,500                           --
      Increase in cash overdrafts                                                               4,592                        2,364
      Proceeds from issuance of common stock                                                       --                           63
      Dividends paid                                                                           (1,536)                      (1,372)
      Payments to acquire treasury stock                                                       (5,280)                      (1,207)
      Reissuance of treasury stock                                                              1,355                           --
      Other                                                                                       (12)                          --
                                                                              ------------------------     ------------------------
               Net cash provided by (used in) financing activities                              8,860                         (892)
                                                                              ------------------------     ------------------------

               Net decrease in cash and cash equivalents                                      (25,738)                     (17,143)
                                                                              ------------------------     ------------------------

 Cash and cash equivalents at beginning of period                                              26,136                       24,098
                                                                              ------------------------     ------------------------
 Cash and cash equivalents at end of period                                                   $   398                      $ 6,955
                                                                              ------------------------     ------------------------


 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                                            $   125                      $   157
          Income taxes                                                                          4,642                        2,857




                 See Notes to Consolidated Financial Statements
                                  Page 6 of 13

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


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):


                                             August 29,   August 23,   February 28,
                                                1998         1997          1998
                                             ----------   -----------  ------------
   Land and buildings                          $31,897      $31,751      $31,778
   Machinery and equipment                      30,341       27,244       29,035
   Furniture and fixtures                        3,602        3,328        3,561
   Leasehold improvements                          996        3,787        3,989
   Capital leases                                  -          1,262        1,262
                                               -------      -------      -------

    Total property, plant &
     equipment, at cost                         66,836       67,372       69,625

    Less, accumulated depreciation
          and amortization                      28,861       28,576       31,802
                                               -------      -------      -------

   Property, plant and equipment - net         $37,975      $38,796      $37,823
                                               -------      -------      -------


2. EARNINGS PER SHARE
   ------------------

   Basic and Diluted loss per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                                      Second Quarter Ended      Six Months Ended
                                                     ----------------------  ---------------------
                                                     August 29,  August 23,  August 29, August 23,
                                                       1998         1997         1998       1997
                                                     ---------   ----------   ---------- ---------
Net Loss-Basic and Diluted                           ($1,968)      ($415)      ($4,694)   ($2,792)
                                                     --------    --------      --------   --------

Weighted average shares for
Basic EPS                                              9,285       9,599         9,325      9,605

Add: Incremental shares from
stock option exercises                                   -           -             -           -
                                                     -------      ------         -----      -----
Weighted average shares for
Diluted EPS                                            9,285       9,599         9,325      9,605
                                                     -------      ------         -----      -----



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

The Company has restated its annual and quarterly financial statements for the years ended February 28, 1998, February 22, 1997, and February 24, 1996, and for the quarters ended May 30, August 29 and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated as income (expense) to the appropriate fiscal years as follows:
                                                                EPS Impact-
                                                             ----------------
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

5. SUBSEQUENT EVENT -- WRITE-OFF -- COMPUTER PROJECT
   -------------------------------------------------

During the third quarter of fiscal 1999, the Company had a non-recurring charge related to the termination of the installation of a computer software package for a new order entry system and wrote off its investment of $1.4 million on a pre-tax basis ($920,000 after-tax). The Company had spent approximately $1.4 million on the project as of August 29, 1998. The Company has decided to internally upgrade its existing order entry system; the upgrade is scheduled to be completed in mid 1999, at a substantially lower cost than originally anticipated.

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

Selling, general and administrative (SG&A) expenses, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $3.2 million, or 17.4% in the current quarter. The increase in expense is largely due to the 16% increase in catalog circulation, as well as higher paper prices, and the cost of outside consultants working on the Year 2000 project. As a percentage of revenues, SG&A costs increased from 50.0% in the quarter ended August 23, 1997 to 55.6% in the quarter ended
August 29, 1998. The percentage of revenues rose principally because the cost of producing and mailing additional catalogs exceeded the incremental revenue generated in the current quarter.

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

The Company has restated its annual and quarterly financial statements for the years ended February 28, 1998, February 22, 1997, and February 24, 1996, and for the quarters ended May 30, August 29 and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated as income (expense) to the appropriate fiscal years as follows:

                                                                EPS Impact-
                                                             -----------------
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

Selling, general and administrative (SG&A) expenses increased $6.8 million, or 19.0%, for the current six months as compared to the same period last year, due primarily to a 19% increase in catalog circulation, higher paper prices, and additional labor costs of outside consultants working on the Year 2000 project. As a percentage of revenues, SG&A costs increased from 55.3% for the six months ended August 23, 1997 to 59.9% in the current six month period. The increase in the percentage of revenues is mainly due to the lower revenue per catalog generated in the current period, as well as higher paper prices.

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

The Company has restated its annual and quarterly financial statements for the years ended February 28, 1998, February 22, 1997, and February 24, 1996, and for the quarters ended May 30, August 29 and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated as income (expense) to the appropriate fiscal years as follows:

                                                                EPS Impact-
                                                             -----------------
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

Financial Condition

The Company's working capital ratio at August 29, 1998 was 2.59 to 1, as compared to 4.15 to 1 at February 28, 1998 and 3.22 to 1 at August 23, 1997. Due to the seasonality of the Company's business, the first half of the fiscal year has historically been a loss period and a period of working capital demand in preparation for the peak selling season. The Company builds up its inventory and prepays substantial catalog costs during this period. It also collects its year-end receivables from customers under its deferred billing program during this period. For the six months ended August 29, 1998, the Company used $17.6 million more cash for working capital needs as compared to the corresponding period last year. The major contributing factors were an increased loss, higher catalog-related expenditures, and the timing of payments for inventory. As a result of the higher cash demands in the current six month period as compared to the same period last year, the Company drew down earlier on its revolving credit facility. Inventory levels are 7.2% higher at the end of the second quarter of fiscal 1999 compared to the same point last year. Management expects to be able to sell this inventory without significant overall gross margin reduction.

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



                                               Lillian Vernon Corporation
                                               --------------------------
                                                    (Registrant)





Date:  March 16, 1999          By: /s/ Richard P. Randall
                                   ----------------------------
                                   Richard P. Randall
                                   Senior Vice President-Chief Financial Officer