Form 10-Q/A
period 1998-11-28
LILLIAN VERNON CORP
filed 1999-03-18
CIK 818008

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


                                   Form 10-Q/A


                               November 28, 1998



Part I. Financial Information                                            Page #
-----------------------------                                            ------

        Item 1.
        Consolidated Balance Sheets as of
        November 28, 1998, November 22, 1997
        (unaudited) and February 28, 1998
        (audited)                                                           4


        Consolidated Statements of Income
        for the quarters and nine months
        ended November 28, 1998 and November 22, 1997
        (unaudited)                                                         5


        Consolidated Statements of
        Cash Flows for the nine months ended
        November 28, 1998 and November 22, 1997
        (unaudited)                                                         6


        Notes to Consolidated Financial
        Statements                                                         7-9


        Item 2.
        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                     10-14


Signatures                                                                 15

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

For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations and Footnote 7 to the Company's Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                  NOVEMBER 28, NOVEMBER 22, FEBRUARY 28,
                       ASSETS                                         1998        1997          1998
                                                                   ---------    ---------    ---------
                                                                         (Unaudited)         (Audited)
Current assets:
    Cash and cash equivalents                                      $   2,163    $   3,454    $  26,136
    Receivables                                                       33,253       32,438       22,632
    Inventories                                                       44,811       52,892       36,935
    Deferred income taxes                                               --           --          1,532
    Prepayments and other current assets                              12,764        8,082       10,173
                                                                   ---------    ---------    ---------
            Total current assets                                      92,991       96,866       97,408

Property, plant and equipment, net (Note 1)                           38,080       38,397       37,823
Deferred catalog costs                                                18,133       19,618        5,922
Other assets                                                           2,917        3,059        3,206
                                                                   ---------    ---------    ---------
            Total                                                  $ 152,121    $ 157,940    $ 144,359
                                                                   ---------    ---------    ---------


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                    $  28,041    $  31,061    $  16,331
    Cash overdrafts                                                    1,591        1,025        1,004
    Customer deposits                                                  1,551        1,550          147
    Current portion of long-term debt and lease obligations             --          1,452        1,394
    Revolving debt (Note 2)                                            1,000         --           --
    Income taxes payable                                                --           --          4,581
    Deferred income taxes                                              2,394        2,349         --
                                                                   ---------    ---------    ---------
            Total current liabilities                                 34,577       37,437       23,457

Deferred compensation                                                  3,349        3,444        3,426
Deferred income taxes                                                  1,835          753          637
                                                                   ---------    ---------    ---------
            Total liabilities                                         39,761       41,634       27,520
                                                                   ---------    ---------    ---------


Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                     --           --           --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; issued - 10,389,674 shares, 10,387,858 shares
       and 10,389,674 shares                                             104          104          104
    Additional paid-in capital                                        31,131       31,120       31,160
    Retained earnings                                                101,565       98,620      100,883
    Unearned compensation                                               --            (23)          (6)
    Treasury stock, at cost - 1,330,603 shares, 905,458 shares
       and 1,016,491 shares                                          (20,440)     (13,515)     (15,302)
                                                                   ---------    ---------    ---------
            Total stockholders' equity                               112,360      116,306      116,839
                                                                   ---------    ---------    ---------
            Total                                                  $ 152,121    $ 157,940    $ 144,359
                                                                   ---------    ---------    ---------



                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                       THIRD QUARTER ENDED             NINE MONTHS ENDED
                                                   ----------------------------    ----------------------------
                                                   NOVEMBER 28,    NOVEMBER 22,    NOVEMBER 28,    NOVEMBER 22,
                                                      1998            1997            1998            1997
                                                    ---------       ---------       ---------       ---------
Revenues                                            $ 107,871       $ 106,305       $ 179,390       $ 171,309

Costs and expenses:
     Product and delivery costs                        45,741          47,577          81,852          81,262
     Selling, general and administrative expenses      48,777          44,105          91,575          80,055
     Write-off - computer project                       1,415            --             1,415            --
                                                    ---------       ---------       ---------       ---------
                                                       95,933          91,682         174,842         161,317
                                                    ---------       ---------       ---------       ---------
           Operating income                            11,938          14,623           4,548           9,992
Interest income                                          --                 3             457             586
Interest expense                                         (294)           (199)           (472)           (382)
                                                    ---------       ---------       ---------       ---------
           Income before income taxes                  11,644          14,427           4,533          10,196

Provision for (benefit from) income taxes:
     Current                                            2,418           2,090          (3,415)           (976)
     Deferred                                           1,588           2,815           5,003           4,442
                                                    ---------       ---------       ---------       ---------
                                                        4,006           4,905           1,588           3,466
                                                    ---------       ---------       ---------       ---------
           Net income                                  $7,638          $9,522          $2,945          $6,730
                                                    ---------       ---------       ---------       ---------

Net income per common share - Basic                      $.84           $1.00            $.32            $.70
                                                    ---------       ---------       ---------       ---------
Net income per common share - Diluted                    $.84            $.99            $.31            $.70
                                                    ---------       ---------       ---------       ---------
Weighted average number of common shares -
     Basic                                              9,111           9,516           9,255           9,575
                                                    ---------       ---------       ---------       ---------
Weighted average number of common shares -
     Diluted                                            9,147           9,655           9,386           9,670
                                                    ---------       ---------       ---------       ---------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                     NINE MONTHS ENDED
                                                                                -----------------------------
                                                                                NOVEMBER 28,     NOVEMBER 22,
                                                                                   1998             1997
                                                                                 --------         --------
                                                                                        (Unaudited)
Cash flows from operating activities:
     Net income                                                                  $  2,945         $  6,730
     Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation                                                               2,987            3,215
         Amortization                                                                 177              180
         Write-off-Computer Project                                                 1,415             --
         (Increase) decrease in receivables                                       (10,621)          (7,962)
         (Increase) decrease in inventories                                        (7,876)         (22,412)
         (Increase) decrease in prepayments and other current assets               (2,591)           2,356
         (Increase) decrease in deferred catalog costs                            (12,211)         (13,478)
         (Increase) decrease in other assets                                       (1,297)            (766)
         Increase (decrease) in trade accounts payable and accrued expenses        11,710           16,576
         Increase (decrease) in customer deposits                                   1,404            1,290
         Increase (decrease) in income taxes payable                               (4,581)          (2,715)
         Increase (decrease) in deferred compensation                                 (77)             (56)
         Increase (decrease) in deferred income taxes                               5,124            4,592
                                                                                 --------         --------
            Net cash used in operating activities                                 (13,492)         (12,450)
                                                                                 --------         --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                    (3,244)          (2,239)
                                                                                 --------         --------
            Net cash used in investing activities                                  (3,244)          (2,239)
                                                                                 --------         --------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations            (1,394)          (1,431)
     Proceeds from issuance of common stock                                          --                317
     Increase in cash overdrafts                                                      587             (327)
     Proceeds from short term borrowings - net of repayments                        1,000             --
     Dividends paid                                                                (2,262)          (2,039)
     Payments to acquire treasury stock                                            (6,623)          (2,495)
     Reissuance of treasury stock                                                   1,485             --
     Other                                                                            (30)              20
                                                                                 --------         --------
            Net cash used in financing activities                                  (7,237)          (5,955)
                                                                                 --------         --------

            Net decrease in cash and cash equivalents                             (23,973)         (20,644)
                                                                                 --------         --------

Cash and cash equivalents at beginning of period                                   26,136           24,098
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $  2,163         $  3,454
                                                                                 --------         --------


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                $    371         $    339
         Income taxes                                                               4,654            2,869



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

1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows (in thousands):


                                            November 28,  November 22,  February 28,
                                                1998          1997         1998
                                            ------------  ------------  ------------
   Land and buildings                          $32,288       $31,771      $31,778
   Machinery and equipment                      31,642        28,404       29,035
   Furniture and fixtures                        3,651         3,369        3,561
   Leasehold improvements                          909         3,952        3,989
   Capital leases                                  -           1,262        1,262
                                               -------       -------      -------

    Total property, plant &
     equipment, at cost                         68,490        68,758       69,625

    Less, accumulated depreciation
          and amortization                      30,410        30,361       31,802
                                               -------       -------      -------

   Property, plant and equipment - net         $38,080       $38,397      $37,823
                                               -------       -------      -------


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


4. EARNINGS PER SHARE

   Basic and Diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):


                                     Third  Quarter Ended         Nine Months Ended
                                  --------------------------  --------------------------
                                  November 28,  November 22,  November 28,  November 22,
                                     1998          1997          1998          1997
                                    ------        ------        ------        ------
Net Income-Basic and Diluted        $7,638        $9,522        $2,945        $6,730
                                    ------        ------        ------        ------
Weighted average shares for
Basic EPS                            9,111         9,516         9,255         9,575

Add: Incremental shares from
assumed stock option exercises          36           139           131            95
                                    ------        ------        ------        ------
Weighted average shares for
Diluted EPS                          9,147         9,655         9,386         9,670
                                    ------        ------        ------        ------


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


7.  RESTATED FINANCIAL INFORMATION

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

                                                                   EPS IMPACT-
                                                                ---------------
FISCAL YEARS ENDED      PRE-TAX AMOUNT     AFTER-TAX AMOUNT      BASIC   DILUTED
------------------      --------------     ----------------     -------  -------
1985 - 1995                ($577,000)         ($381,000)         Not Applicable
February 24, 1996          ($182,000)         ($120,000)        ($.01)    ($.01)
February 22, 1997          ($187,000)         ($124,000)        ($.01)    ($.01)
February 28, 1998         $1,136,000           $750,000          $.08      $.08
February 27, 1999          ($190,000)         ($120,000)        ($.01)    ($.01)

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


Selling, general and administrative (SG&A) expenses of $48.8 million, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $4.7 million, or 10.6% during the third quarter. As a percentage of revenues, SG&A costs increased to 45.2% in the third quarter this year, compared to 41.5% in the third quarter last year. The increase in SG&A expense is largely due to an increase of $4 million in catalog costs. The increased catalog costs are due to the aforementioned 9.6% increase in catalog circulation, as well as 8% higher paper prices. The Company incurred approximately $337,000 in computer costs related to its Year 2000 compliance project.

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

                                                                   EPS IMPACT-
                                                                ----------------
FISCAL YEARS ENDED      PRE-TAX AMOUNT     AFTER-TAX AMOUNT     BASIC    DILUTED
------------------      --------------     ----------------     ------   -------
1985 - 1995                ($577,000)         ($381,000)         Not Applicable
February 24, 1996          ($182,000)         ($120,000)        ($.01)    ($.01)
February 22, 1997          ($187,000)         ($124,000)        ($.01)    ($.01)
February 28, 1998         $1,136,000          $ 750,000          $.08      $.08
February 27, 1999          ($190,000)         ($120,000)        ($.01)    ($.01)


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


Selling, general and administrative (SG&A) expenses of $91.6 million increased $11.5 million, or 14.4% in the nine months ended November 28, 1998 compared to the nine months ended November 22, 1997. As a percentage of revenues, SG&A costs increased to 51.0% in the nine month period this year, compared to 46.7% in the same period last year. Higher catalog costs of approximately $9 million were incurred during the current nine month period, due to a 14% higher circulation, as well as a 15% increase in paper prices. The Company incurred approximately $765,000 in computer costs related to its Year 2000 compliance project.

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

                                                                   EPS IMPACT-
                                                                ----------------
FISCAL YEARS ENDED      PRE-TAX AMOUNT     AFTER-TAX AMOUNT     BASIC    DILUTED
------------------      --------------     ----------------     ------   -------
1985 - 1995                ($577,000)         ($381,000)         Not Applicable
February 24, 1996          ($182,000)         ($120,000)        ($.01)    ($.01)
February 22, 1997          ($187,000)         ($124,000)        ($.01)    ($.01)
February 28, 1998         $1,136,000          $ 750,000          $.08      $.08
February 27, 1999          ($190,000)         ($120,000)        ($.01)    ($.01)


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

Anticipated Fourth Quarter Fiscal 1999 Results

The Company anticipates that its fourth quarter fiscal 1999 revenues and net income will be lower than last year's levels, due partially to reduced catalog circulation, as well as the current year's shorter fourth quarter period (13 weeks in fiscal 1999 versus 14 weeks in fiscal 1998). Notwithstanding the forecast for the fourth quarter, the Company is encouraged by the significant increase in volume between Thanksgiving and Christmas realized in its Website which was updated October 19, 1998.


Financial Condition


The Company's working capital ratio at November 28, 1998 improved to 2.69 to 1 as compared to 2.57 to 1 at November 22, 1997. The ratio was 4.15 to 1 at February 28, 1998. The Company's working capital needs have been met with funds generated from operations, and from drawdowns against its revolving credit facility. The Company used a comparable amount of funds for operating activities in its current nine month period compared to the same period last year, notwithstanding lower income for the period. This was caused in part by inventory levels which were 15% lower this year than last year; the Company expects its inventory level to be lower at the end of fiscal 1999 as compared to fiscal 1998. Capital spending was approximately $1 million higher than last year's level due to improvements made to the Company's National Distribution Center in the current fiscal year. The Company borrowed more funds during the nine months ended November 28, 1998 as compared to the same period last year by drawing down its revolving credit line, but has repaid all except $1 million of the borrowing as of November 28, 1998. All borrowings were repaid as of November 30, 1998. The Company was in full compliance with all debt covenants during the quarter and nine months ended November 28, 1998.


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