Form 10-K
period 1999-02-27
LILLIAN VERNON CORP
filed 1999-05-27
CIK 818008

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

   [X]             FOR THE FISCAL YEAR ENDED FEBRUARY 27, 1999

                                       OR

   [ ]             FOR THE TRANSITION PERIOD FROM ___ TO ___


COMMISSION FILE NUMBER 1-9637

                           LILLIAN VERNON CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                        13-2529859
------------------------                 --------------------------------------
(STATE OF INCORPORATION)                 (I. R. S. EMPLOYER IDENTIFICATION NO.)


    ONE THEALL ROAD, RYE, NEW YORK                                   10580
----------------------------------------                          ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (914) 925-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------

COMMON STOCK, PAR VALUE $.01                    AMERICAN STOCK EXCHANGE
PER SHARE.

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

THE AGGREGATE MARKET VALUE FOR THE VOTING STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE ON MAY 17, 1999) WAS APPROXIMATELY $69,240,000.

AS OF MAY 17, 1999, THERE WERE 9,194,347 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

PART III IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S PROXY STATEMENT PURSUANT TO REGULATION 14A, COVERING THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JULY 21, 1999.


                    THE INDEX TO EXHIBITS APPEARS ON PAGE 24.

                           LILLIAN VERNON CORPORATION
                       FISCAL 1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS                           PAGE

                                     PART I

Item 1.  Business.........................................................  1

Item 2.  Properties.......................................................  10

Item 3.  Legal Proceedings................................................  11

Item 4.  Submission of Matters to a Vote of Security Holders..............  11

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..............................................  12

Item 6.  Selected Financial Data..........................................  13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  14

Item 7a. Quantitative and Qualitative Disclosure about Market Risk.......   22

Item 8.  Financial Statements and Supplementary Data.....................   22

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................   22

                                     PART III

Item 10. Directors and Executive Officers of the Registrant..............   23

Item 11. Executive Compensation..........................................   23

Item 12. Security Ownership of Certain Beneficial Owners and Management..   23

Item 13. Certain Relationships and Related Transactions..................   23

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K.........................................   24

                                     PART I
                                     ------

ITEM 1.   BUSINESS

General
-------

          Lillian Vernon Corporation (the "Company") is a direct mail specialty catalog and online company concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products. The Company, a predecessor of which was founded in 1951, seeks to provide customers with reasonably priced products that can be differentiated from competitive products either by design, price or personalization. In fiscal 1999, the Company published 34 catalog editions, and mailed approximately 189,000,000 catalogs to past and prospective customers.

          The Company has developed a proprietary customer data base containing information about its customers, including such data as order frequency, size and date of last order, and type of products purchased. These and other factors are analyzed by computer to rank and segment customers to determine those most likely to purchase products offered in the Company's catalogs. The data base contains information with respect to over 22 million customers, gift recipients and people who have requested the Company's catalogs.

The Company derives a small portion of its revenue from the rental of its customer list to direct mail marketers and other organizations and from a magazine subscription upselling program. The Company has a Special Markets Wholesale operation which makes sales of premium and incentive products to numerous businesses, including Fortune 500 companies. Special Markets also sells to the wholesale market. The Company additionally operates a chain of outlet stores which sell Lillian Vernon merchandise. In addition to offering its products through its catalogs, the Corporation offers its products through the Internet, and in October 1998 launched its new Internet site.

          The following table reflects the Company's history in the areas of circulation of its catalogs, number of orders received and average revenue per order received, over the last five fiscal years.

                                                         Fiscal Years Ended
                       -------------------------------------------------------------------------------
                            February         February         February      February       February
                            27, 1999        28, 1998 (3)      22, 1997      24, 1996       25, 1995
                            --------        ------------      --------      --------       --------

Number of catalogs           188,678          178,917          175,232       179,539        179,424
mailed (000's) (1)

Number of catalog                 34               34               29            27             26
editions

Number of orders               4,812            4,936            4,643         4,903          4,940
received (000's)

Average revenue per           $55.23           $54.13           $52.57        $49.31         $44.61
order received (2)


--------------------

    (1) "Number of catalogs mailed" includes catalog circulation to the extent that related orders are received in that fiscal year.

    (2) "Average revenue per order received" is not reduced for refunds, nor does it include shipping and handling or applicable state sales tax remittance.

    (3)   Fiscal 1998 contained 53 weeks.

Catalogs and Products
---------------------

          The Company's catalogs are designed to capture the readers' interest through the use of distinctive covers, colorful product presentations and product descriptions that highlight significant features. The catalogs are created and produced by the Company's in-house creative staff, which includes designers, writers and production assistants. The Company also hires free-lance designers and photographers, as needed. The combination of in-house and free-lance staff enables the Company to maintain both quality control and flexibility in the production of its catalogs.

          The Company varies the quantity of its catalog mailings based on the selling season, anticipated revenue per catalog, the price of paper and other catalog costs, and its capacity to process and fill orders. In fiscal 1999, the Company produced 34 different catalog editions.

          Merchandise offered by the Company includes gifts, holiday products, toys and children's products, personal and home accessories, kitchen and houseware products, gardening and outdoor products. The Company employs a staff of experienced buyers, who seek reliable sources for unique, quality merchandise. The buyers attend numerous domestic and international trade and merchandise shows, study merchandising trends, and review the performance of merchandise previously offered. The Company also uses both its product development staff and free-lance artists to develop distinctive designs for many of its products, which the Company copyrights and has manufactured to its specifications. The Company provides free monogramming and full name personalization on many of the products it sells. In the past fiscal year, products which can be personalized or which were manufactured to the Company's exclusive design specifications accounted for about half of the products offered by the Company.

Company Catalogs and Internet Activities
----------------------------------------

          The Lillian Vernon catalog (the "Core catalog") offers a wide variety of products including gifts, holiday products, toys and children's products, personal and home accessories, kitchen and houseware products and outdoor products. Depending on the time of the year, the Core catalogs contain between 96 and 120 pages, offering between 575 and 800 products. In fiscal 1999, the Company produced 9 editions of its Core catalog.

          The Private Sale catalog is primarily used to sell merchandise overstocks and deleted products, and is generally mailed only to customers in the Company's data base. The Private Sale catalog typically contains between 84 and 96 pages, offering between 450 and 550 products. In fiscal 1999, the Company produced 4 editions of its Private Sale catalog.

          The Company's Lilly's Kids catalog features toys, games, baby products, room decor and fashion accessories for children. Depending upon the time of the year, the Lilly's Kids catalog has between 56-84 pages, offering between 325 and 550 products. In fiscal 1999, the Company produced 7 editions of its Lilly's Kids catalog.

          The Company's Christmas Memories catalog is targeted to the Christmas season and offers ornaments, holiday decor, gifts, cards and many unique and exclusive products. The Christmas Memories catalog typically is 64 pages, offering 350 items. In fiscal 1999, the Company produced 2 editions of the Christmas Memories catalog.

          The Favorites catalog features many of the best-selling products across all Lillian Vernon catalog divisions. The

Favorites catalog has between 48 and 72 pages, offering between 400 and 500 products. In fiscal 1999, the Company produced 4 editions of its Favorites catalog.

          The Company's Personalized Gift catalog features gift items, all offered with personalization. The Personalized Gift catalog is typically between 48 and 72 pages and offers between 400 and 525 products. In fiscal 1999, the Company produced 3 editions of its Personalized Gift catalog.

          The Company combined its Lillian Vernon Kitchen and Neat Ideas catalogs into one catalog utilizing the strongest elements of each catalog. The new catalog, Neat Ideas, offers products which include closet, food preparation, kitchen accessories, kitchen decor, tabletop, organization, bath, laundry, car/garage and outdoor products. The Neat Ideas catalog has between 48 and 64 pages, offering between 350 and 450 products. In fiscal 1999, the Company produced 4 editions of its Neat Ideas catalog.

          The Lillian Vernon Gardening catalog, introduced in March 1998, features a cross-section of functional garden products, as well as garden and floral-themed decorative accessories. A typical Lillian Vernon Gardening catalog has 48 pages offering 275 products. In fiscal 1999, the Company produced 1 edition of the Lillian Vernon Gardening catalog.

          In the fall of fiscal 1999, the Company launched a new Internet site, www.lillianvernon.com. This new World Wide Web catalog integrates upgraded shopping capabilities and graphic enhancements to offer customers a user-friendly site featuring the Company's most popular products in nine categories. Additionally, all of the Company's 6,000-plus products from all of its catalog titles can be ordered online using an electronic order form. The online site features a Gift Registry and Gift Reminder which allows customers to add items to a shopping list, automatically sent via e-mail to family and friends as a reminder before special occasions such as birthdays, anniversaries and holidays. The Company anticipates that online sales will continue to grow and play an increasingly important role in the Company's future growth.

          The Company offers a deferred billing program to its customers, in which it agrees to charge the customers' credit cards for the full amount of their purchase at a future date specified in each catalog. The Company does not charge interest to the customers who participate in the deferred billing program.

          All products sold, including personalized products, are unconditionally guaranteed. A customer may return any product, even if personalized, for any reason. The dollar value of refunds requested by customers under the guarantee in fiscal 1999 equated to approximately 4.6% of revenues.

          The Company purchases its products from approximately 900 suppliers. Approximately 79% of the merchandise is purchased abroad, predominantly from manufacturers located in Taiwan, Hong Kong, the Peoples' Republic of China, Italy, Germany and India. Most purchase orders are denominated in U.S. dollars. Although no manufacturer is individually material to the Company's operations, the Company buys significant quantities through several Far East trading companies which utilize multiple manufacturers. The Company buys approximately 4% of its purchases through one Far Eastern buying agent, which acts as the Company's representative in its dealings with many different manufacturers in the Peoples' Republic of China, including Hong Kong. As a result of its use of foreign suppliers, the Company is subject to the risks of doing business abroad, but has experienced no disruptions. To date, the recent Asian economic downturn has not materially affected the Company's sourcing of products in the region. Management closely monitors the situation and believes that adequate replacement sources are available to the Company if any of the Company's suppliers fail to meet their obligations.

Marketing
---------

          The Company maintains a proprietary customer data base containing information with respect to over 22 million customers, gift recipients and people who have requested its catalogs. In addition, the Company rents from, and exchanges mailing lists or specific portions of lists with direct marketers and other organizations to gain new customers. Approximately 189,000,000 catalogs were mailed in fiscal 1999, of which approximately 80% were mailed to people whose names were in the Company's proprietary data base and approximately 20% were mailed to prospects derived from rented lists.

          The Company offers customers special promotions such as gifts with purchase, free shipping and handling, and a deferred billing option, in order to increase sales.

          The Company believes that its ability to analyze its computerized data base, as well as rented lists, and to select recipients for a particular mailing are important factors in its success. The Company analyzes various factors (e.g., frequency of order, date of last order, order size, type of products purchased and demographic data) to rank its customer and prospect groups in order to target its catalog mailings to those most likely to purchase its merchandise. The Company updates its data base to include new customers and eliminate non-responders. The Company does not engage in unresearched, speculative mailings.

Magazine Upselling Program
--------------------------

          The Company launched a new telemarketing program in fiscal 1999 in which all inbound order callers are offered the opportunity to subscribe to a magazine of their choice at the guaranteed lowest subscription price. A third party marketer of magazine subscriptions provides reimbursement to the Company of costs related to this Program and provides revenue to the Company for every magazine sold and upon the completion of the initial billing cycles of magazine subscriptions.

List Rental
-----------

          The Company derives a small portion of its revenue from the rental of its data base to direct mail marketers and other organizations, and from the placement of advertisements for other companies' products in its outgoing packages.

Order Fulfillment and Distribution
----------------------------------

          Orders for merchandise are received by mail, telephone, fax, and via the Internet. Orders are received and processed at the Company's National Distribution Center in Virginia Beach, Virginia. Customer Service operations are also conducted at this facility. Recently the Company established a telemarketing center in Las Vegas, Nevada to supplement its Virginia Beach telemarking facility. The Company also operates a temporary telephone order call center in New Rochelle, New York during its peak selling season. The Company receives telephone orders on a 24-hour basis, seven days a week, with orders entered directly into the computer. Mail orders are opened, compared to payments, batched and entered into computer terminals. During fiscal 1999, the Company continued to upgrade its computer capacity to enable it to handle an increase in telephone orders.

          The Company is in the process of internally upgrading its existing order entry system. The upgrade, which is expected to be completed by mid-1999, will be Year 2000 compliant and will allow the Company cross-selling capabilities where a customer will be offered a substitute or related product if the product they are ordering is unavailable. The Company recently decided to terminate the installation of a purchased order entry computer system. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

          The majority of orders are processed, packed and shipped at the Company's National Distribution Center. Some products are drop-shipped from vendors directly to customers; this is the most cost-effective way of satisfying the customer. Approximately 51% of customer orders were shipped by United Parcel Service in fiscal 1999 with nearly all other orders being sent by the U.S. Postal Service. The Company also offers UPS Second Day Air delivery as an option to its customers, for an extra charge.

          The Company's National Distribution Center, an 821,000 square foot facility located in Virginia Beach, Virginia, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. All of the Company's distribution, and a majority of its warehousing activities, are conducted at this facility. The National Distribution Center is generally operated on a five-day-a-week basis, except during the Holiday season, when, depending upon demand, it may operate on a six or seven-day-a-week, three-shift basis. Personalization of products is also done at the Company's National Distribution Center. In fiscal 1999, the Company increased the size of its personalization area at the National Distribution Center to be able to meet increased demand for personalized items. The Company also owns a 154,000 square foot building in Virginia Beach used for additional distribution and warehousing space. The Company continually assesses the need to upgrade the capacity of its distribution facilities.

Paper and Mailing Costs
-----------------------

          The Company expends significant amounts on paper in the production of its catalogs. The Company also uses substantial amounts of packing supplies and corrugated paper for boxes in which it ships its products. In fiscal 1999, the Company spent approximately $23.2 million in total paper costs and approximately $58.4 million in mailing catalogs and packages to its customers. In recent years, the U.S. Postal Service has increased its rates for both the mailing of catalogs and packages. The U.S. Postal Service increased its rates in late fiscal 1999 by 3%. The Company does not anticipate a postal rate increase in fiscal 2000; however, no assurance can be given that postal rates will not continue to increase in the future. United Parcel Service, which increased its rates in each of the last several years, also increased its rates in late fiscal 1999 by 5%. As of May 1, 1999, the Company will utilize the U.S. Postal Service for regular delivery of all packages. The Company, after substantial testing and review, chose the U.S. Postal Service as its principal carrier; this decision will improve service to its customers and reduce costs for fiscal 2000 and beyond. United Parcel Service will be used as an optional delivery service for Second Day Air delivery at the customer's request for an additional charge.

          The price of paper is dependent upon supply and demand in the marketplace. The Company's paper costs increased approximately 10% in fiscal 1999 as compared to fiscal 1998, and are expected to be lower in fiscal year 2000. The Company has secured commitments for the majority of its fiscal 2000 paper needs, at the then-prevailing market prices for high-volume purchasers. While the Company cannot estimate the magnitude of future paper and postage increases or decreases, such changes may impact the Company's future earnings. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Merchandise Overstocks
----------------------

          The Company sells its overstocks to its customers at reduced prices, primarily through its Private Sale catalogs, its outlet stores and through special offers made to customers placing orders by telephone and on the Internet. In addition, the Company enters into barter transactions to eliminate excess merchandise; no income is recoginized unless or until the barter credits are utilized.

Seasonality
-----------

          The Company's business is seasonal. Historically, a substantial portion of the Company's revenues and net income have been realized during its third and fourth fiscal quarters, which encompass the period September through February. Revenues and net income have been lower during its first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with mail order businesses. Further discussion of the effect of seasonality upon revenues and income is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Government Regulations
----------------------

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

          In the past, various states had taken action to require mail order retailers to collect sales tax from residents in their states, even if the only contact with such states is the mailing of catalogs into the states. On May 26, 1992, the Supreme Court ruled that state governments could not require out of state mail order companies to collect and remit sales and use taxes without Congressional authorization. Since that time, bills have periodically been introduced in Congress which would allow states to impose sales tax collection responsibility upon mail order companies. No bills have been enacted into law. Management is unable to predict the likelihood of Congress passing such legislation. The Company does not expect that the possible collection of sales tax would have a material effect on its results of operations.

Trademarks and Copyrights
-------------------------

          The Company has federally registered service marks and/or logos for "Lillian Vernon" and many of its catalog titles. In the opinion of the management of the Company, the service mark "Lillian Vernon" is of significant value because of its market recognition as a result of many years of use and the large quantity of catalogs circulated.

          The Company also possesses numerous copyrights and/or trademarks on its products, none of which individually is material to the Company.

Employees
---------

          As of February 27, 1999, the Company and its subsidiaries employed approximately 1,500 employees. During the peak Holiday season, the Company utilizes approximately 5,100 people including seasonal employees working in the telephone order, order processing and distribution areas. Employees are not covered by collective bargaining agreements. The Company considers its employee relations to be good.

Competition
-----------

          The retail business in general, and mail order in particular, is highly competitive. The Company competes primarily with other mail order catalogs, as well as Internet websites and retail stores, including specialty shops, and department stores, many of which have substantially greater financial resources than the Company. The Company competes on the basis of its exclusive product selection, its personalization capabilities, its proprietary customer list, the quality of its customer service and its unconditional guarantee. Although the Company attempts to market products not available elsewhere, certain products similar to those marketed by the Company may be purchased from time to time through other mail order catalogs, online, or in retail stores.

ITEM 2.  PROPERTIES

          Until July 1998, the Company's corporate headquarters and administrative offices were located in a 41,664 square foot building in New Rochelle, New York. This facility was leased from Port Chester Properties, an entity owned by David C. and Fred P. Hochberg, sons of Lillian Vernon, the Chairman and Chief Executive Officer of the Company, under a net sub-lease expiring on July 30, 1998, with an annual net rental of $429,788. David C. Hochberg is an officer, director and a principal stockholder of the Company. Fred P. Hochberg is a former officer and director, and is a stockholder of the Company. The terms of such net lease provided that the Company was also responsible for the payment of all real estate taxes and other expenses associated with the operation and maintenance of the premises, including structural repairs.

          In July 1998, the Company relocated its corporate headquarters and administrative offices to a 65,000 square foot building in Rye, New York. The corporate headquarters includes the executive offices, merchandising, creative, marketing and finance departments, as well as the Special Markets Wholesale operation. This facility is leased under a sublease agreement expiring on January 30, 2005. In addition to base rent, the sublease provides that the Company is responsible for increases in real estate taxes and operating costs over a base year. The Company has received two renewal options, each for five years, from the owners of the building, an unaffiliated entity, upon the expiration of the sublease, in 2005.

          The Company believes that its new headquarters facility, with its increased area in one building, is adequate for its anticipated growth needs.

           The Company's 821,000 square foot National Distribution Center is located on approximately 62 acres in Virginia Beach, Virginia. The facility, which became fully operational during the summer of 1988, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. In fiscal 1999, the Company constructed a 10,000 square foot mezzanine expansion in the personalization area of the National Distribution Center in order to increase capacity in the personalization department, which is anticipated to be needed due to the increase in demand for personalized products.

          The Company also owns a 154,000 square foot building in Virginia Beach which it utilizes for additional distribution and warehousing space.

          All distribution and warehousing activities, as well as mail order processing, customer service and telemarketing activities, are conducted at the Virginia Beach facilities.

          The Company leases 11,000 square feet in an office building in New Rochelle, New York, which provides additional telephone order facilities for its peak selling season and administrative office space. The current lease runs through December 31, 2002.

          In fiscal 1999, the Company leased 14,905 square feet in an office complex in Las Vegas, Nevada, and established a permanent telemarketing facility, with 150 telemarketing positions. The lease expires on February 28, 2004. In addition to base rent, the Company is responsible for its share of operating expenses, real estate taxes and utility charges. The Company has an option to extend the lease for a period of five years. Additionally, the Company has a right of first offer with respect to any contiguous rental space which may become vacant.

          The Company leases sixteen retail locations, which serve as outlet stores, in the states of Virginia, New York, Delaware and South Carolina. The typical retail store is approximately 3,000 square feet. The retail store leases expire from fiscal 2000 through fiscal 2004, and contain various renewal options through fiscal 2009. The Company leases additional outlet store locations on a short-term basis, particularly during the holiday season.

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

                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          The Company's Common Stock is traded on the American Stock Exchange (symbol: LVC). The following table sets forth the high and low sale prices for each quarterly period for the two most recent years. The stock prices are rounded to the nearest 1/16 point.


Quarter Ended                High                 Low
-------------                ----                 ---

May 24, 1997                 15 15/16             12 1/2
August 23, 1997              17 1/4               15 1/2
November 22, 1997            17 1/2               14 7/8
February 28, 1998            18 5/8               14 1/8
May 30, 1998                 18 5/8               16 5/8
August 29, 1998              18 1/4               16
November 28, 1998            16 3/4               12 11/16
February 27, 1999            19 3/16              13 11/16


          As of May 17, 1999, there were 355 registered holders of the Company's Common Stock.

         The Company has paid 29 consecutive quarterly cash dividends on its common stock since an initial quarterly dividend of five cents ($.05) per share was paid in May of 1992. The quarterly dividend was increased to seven cents ($.07) per share payable September 1, 1994, and to eight cents ($.08) per share in March 1998. The Board of Directors intends to continue to declare and pay a quarterly dividend. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

         On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of September 3, 1998, the Company completed the one million share repurchase program. The total cost of the program was $15.1 million. On October 7, 1998, the Board of Directors approved a new stock repurchase program which authorized the Company to repurchase up to an additional one million shares of its common stock in the open market from time to time, subject to market conditions. As of May 17, 1999, the Company had repurchased 77,900 shares, at a total cost of approximately $1 million. The Company uses these shares to make matching contributions to its Profit Sharing/401(k) Plan and to issue shares under its Stock Option and Employee Stock Purchase Plans.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                 Fiscal Years Ended

                                             February    February   February    February    February
                                             27, 1999    28, 1998   22, 1997    24, 1996    25, 1995
                                             --------    --------   --------    --------    --------
Operating Results                                (3)     (1) (3)        (3)         (3)         (3)
(000's)

Revenues .................................   $255,220   $258,429    $240,053    $238,192    $222,211
Income before income taxes ...............      5,079     14,740       7,925       8,243      18,955
Net income ...............................      3,139      9,728       5,231       5,609      13,502
Per Share
Net income-Basic .........................   $    .34   $   1.02    $    .54    $    .58    $   1.42
Net Income-Diluted .......................        .34       1.01         .54         .56        1.37
Book value ...............................      12.37      12.46       11.83       11.70       11.40
Dividends ................................        .32        .29         .28         .28         .26

Financial Position At Year End (000's)

Cash and cash equivalents ................   $ 31,834   $ 26,136    $ 24,098    $ 25,771    $ 38,779
Working capital ..........................     69,996     73,951      70,739      76,721      79,068
Total assets .............................    138,206    144,359     138,955     135,626     137,191
Long-term obligations (2) ................       --        1,394       2,883       4,335       5,755
Stockholders' equity .....................    113,264    116,839     113,702     112,692     109,806

Average shares outstanding (000's)
        Basic ............................      9,221      9,532       9,658       9,713       9,555
        Diluted ..........................      9,319      9,636       9,664       9,981       9,892


--------

(1) Fiscal year 1998 contained 53 weeks

(2) Includes current installments and long-term portions of debt and capital lease obligations.

(3) Certain financial information has been restated. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 7 to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues. The table reflects certain reclassifications made to conform to the current year's presentation.

                                             Fiscal Years Ended
                                      ---------------------------------
                                       February   February   February
                                       27, 1999   28, 1998   22, 1997
                                       --------   --------   --------

Revenues.............................    100.0%     100.0%     100.0%

Costs and expenses:

 Product and delivery costs..........    (47.1)     (48.2)     (46.0)
 Selling, general and
  administrative expenses............    (50.1)     (46.3)     (50.7)
Write-off computer project,
 severance costs                          (0.9)         -          -
                                         -----      -----      -----
  Operating income...................      1.9        5.5        3.3
Interest income......................      0.3        0.4        0.2
Interest expense.....................     (0.2)      (0.2)      (0.3)
                                         -----      -----      -----

Income before income taxes...........      2.0        5.7        3.2
Provision for income taxes...........     (0.8)      (1.9)      (1.0)
                                         -----      -----      -----

Net income...........................      1.2%       3.8%       2.2%
                                         ------     ------     ------

Fiscal 1999 and Fiscal 1998
---------------------------

         Revenues for fiscal 1999 were $255.2 million, a decrease of $3.2 million, or 1.2% as compared to fiscal 1998. Order volume declined by approximately 3% in fiscal 1999, principally due to one less week in the fiscal year (52 weeks) as compared to fiscal 1998 (53 weeks). Catalog circulation was higher by 5.5% in fiscal 1999. Average revenue per catalog declined in fiscal 1999 by approximately 5.7%, due to lower response rates, which were partially offset by higher average revenue per order. The decline in revenues per catalog was the result of the Company's circulation increase to prospective new customers who were less responsive than existing customers,as well as less than anticipated response in the existing customer data base. The current fiscal year includes $1.6 million of revenue generated from the sale of magazine subscriptions by the Company's telemarketing representatives, a new revenue source in fiscal 1999.

         Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing, filling and shipping orders, reduced by shipping and handling revenue collected from customers. These costs of $120.1 million declined by $4.5 million, or 3.6% in fiscal 1999 compared to fiscal 1998, due principally to the lower volume of orders shipped. As a percentage of revenues, product and delivery costs decreased from 48.2% in fiscal 1998 to

47.1% in fiscal 1999. The decrease in the percentage of revenues was primarily due to higher gross profit on products sold, principally a result of higher selling prices. United Parcel Service rates for packages increased by 9% in late fiscal 1998, and by an additional 5% in late fiscal 1999. As of May 1, 1999, the Company will utilize the U.S. Postal Service for regular delivery of all packages. The Company, after substantial testing and review, chose the U.S. Postal Service as its principal carrier; this decision will improve service to its customers and reduce costs for fiscal 2000 and beyond. United Parcel Service will be used as an optional delivery service for second day delivery at the customers' request, for an additional charge. Management continually implements programs to attempt to increase revenues and reduce costs; in May 1998 the fees for shipping and handling that are charged to its customers were increased.

         Selling, general and administrative ("SG&A")expenses were $128.0 million in fiscal 1999, compared to $119.5 million in fiscal 1998, an increase of $8.5 million, or 7.1%. The single largest component of these expenses is the cost of producing, printing, and mailing the Company's catalogs. The increase in SG&A expense was principally caused by 5.5% higher catalog circulation, as well as an increase in the unit cost to produce a catalog. As a percentage of revenues, SG&A expenses increased from 46.3% in fiscal 1998 to 50.1% in fiscal 1999. The percentage of SG&A expense to revenues increased primarily because the average catalog generated lower revenue, and also cost more to produce. Paper costs increased approximately 10% in fiscal 1999 as compared to fiscal 1998 and are expected to be lower in fiscal year 2000. The Company has obtained commitments from its suppliers to provide the majority of its expected paper needs at the then-prevailing market price for high-volume purchasers. Postal rates increased in January 1999 by approximately 3%, and there are no further expected increases for the upcoming fiscal year.

         In addition, SG&A costs in fiscal 1999 included approximately $1 million in computer costs related to the Company's Year 2000 compliance project. The Company plans to spend an additional $1 million in fiscal year 2000, and it is anticipating that full compliance in internal systems will be achieved in the second fiscal quarter ending August 28, 1999.

     Fiscal 1999 earnings reflected two non-recurring charges. In the third quarter of fiscal 1999, the Company wrote-off its investment of $1.4 million pre-tax ($920,000 after-tax) in a purchased order entry computer system. This write-off had an earnings per share impact of $.10. The Company has decided to internally upgrade its existing order entry system; the upgrade is scheduled to be completed in mid-1999 at a substantially lower cost than installing and customizing the purchased system. In the fourth quarter of fiscal 1999 the Company incurred one-time severance costs of approximately $765,000 pre-tax ($497,000 after-tax) due to the departure of several executives. These severance costs had an earnings per share impact of $.05.

         The Company's previously reported operating results for the first three quarters of fiscal 1999 have been restated by $190,000 pre-tax ($125,000 after-tax) due to the correction of an error made in the amortization of leasehold improvements (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1998 and Fiscal 1997).

         Interest income in fiscal 1999 was $.7 million, compared to $.9 million in fiscal 1998. The decrease of $.2 million was the result of a lower average investment balance. Interest expense in fiscal 1999 was comparable to fiscal 1998.

         The Company's effective income tax rate in fiscal 1999 increased to 38.2%, as compared to 34% in fiscal 1998. The increase in the effective tax rate was principally due to the establishment of a deferred tax valuation allowance in fiscal 1999 related to management's current assessment of the Company's inability to utilize its entire charitable contribution tax carryforward prior to expiration.

Fiscal 1998 and Fiscal 1997
---------------------------

     Revenues for fiscal 1998 were $258.4 million, an increase of $18.4 million, or 7.7%, over fiscal 1997. Average revenue per catalog rose by approximately 7.4%, with increases in both response rate and average revenue per order. Order volume rose by approximately 6.5%, including the effect of an additional week in fiscal 1998 compared to fiscal 1997. While total catalog circulation increased only about 2%, the Company added new Spring mailings of its Lilly's Kids, Personalized Gift, and Neat Ideas catalogs. The Company also introduced the Favorites catalog, featuring many best selling products from its other catalogs.

     Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing, filling and shipping orders, reduced by shipping and handling revenue collected from customers. These costs of $124.6 million increased by $14.3 million, or 12.9% in fiscal 1998 compared to fiscal 1997, partially because of the higher volume of orders shipped. As a percentage of revenues, product and delivery costs increased from 46.0% in fiscal 1997 to 48.2% in fiscal 1998. The increase in the percentage of revenues was due both to reduced profit margins on merchandise sold, as well as higher costs to process orders in the Company's Distribution Center. Some factors affecting this ratio included offering merchandise at a broader range of price points to increase sales, an increase in the percentage of personalized products, with the related higher labor costs, an increase in government tariffs on toll-free telephone calls, higher package delivery costs due to rate increases and heavier packages, and an increase in multiple shipments per order. The Company believes that offering lower price points and more personalized merchandise contributed favorably to achieving higher revenue per catalog, although it increased costs relative to revenues.

          Selling, general and administrative ("SG&A") expenses were $119.5 million in fiscal 1998, compared to $121.7 million in fiscal 1997, a decrease of $2.2 million, or 1.8%. As a percentage of revenues, SG&A expenses also declined, from 50.7% in fiscal 1997 to 46.3% in fiscal 1998. The largest component of these expenses are the costs of producing, printing, and mailing the Company's catalogs. Catalog circulation increased approximately 2% in fiscal 1998, compared to fiscal 1997. A lower ratio of catalog costs to revenues was the principal reason for the improvement in SG&A expenses as a percentage of revenues. The improvement came almost equally from lower paper costs and an improvement in revenue generated per catalog.

          The average cost of paper used in the Company's catalogs was approximately 25% lower in fiscal 1998 compared to fiscal 1997. Paper prices are expected to rise in the upcoming fiscal year 1999. The Company has obtained commitments from its suppliers to provide the majority of its expected paper needs at the then-prevailing market price for high-volume purchasers. Postal rates to mail the Company's catalogs are also expected to rise by 3.0% to 3.5% in fiscal 1999, but the timing of the rate increase is not known at this time. United Parcel Service rates for packages have also increased for fiscal 1999. The Company expects that this rate increase will raise its UPS shipping rates by 9.0% to 9.5%. U.S. Postal rates for packages are also expected to rise in the latter part of the fiscal year. Management continually implements strategies to increase profits, and in May 1998, raised the fees for shipping and handling that are charged to its customers. These strategies are expected to partially offset the cost increases; however, management cannot assess the negative impact of these factors on its future earnings.

          In fiscal 1998, the Company decided to relocate its Corporate Headquarters to a larger facility located in Rye, New York. The relocation took place at the end of the Company's existing lease, in July 1998. The move allowed for continued growth. In connection with the planned relocation to the new corporate headquarters, the Company wrote-off the unamortized portion of its leasehold improvements at its corporate headquarters facility in New Rochelle, NY on February 28, 1998. The pre-tax charge previously reported was $1,330,000 ($878,000 after-tax).

          In fiscal 1999, the Company realized that an error had been made over a period of years in the calculation of its amortization of leasehold improvements at its former corporate headquarters. The Company had assumed that the assets' useful life of fifteen years was the appropriate amortization period, rather than the shorter remaining life of the lease, which terminated in July 1998.

         The Company has restated its annual and quarterly financial statements for the years ended February 28, 1998, February 22, 1997, and February 24, 1996 and for the fiscal 1999 quarters ended May 30, August 29, and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated as income (expense) to the appropriate fiscal years as follows:

                                                             EPS Impact-
                                                        -------------------
Fiscal Years Ended   Pre-tax Amount  After-tax Amount      Basic   Diluted
------------------   --------------  ----------------      -----   -------
1985 - 1995          ($  577,000)      ($  381,000)          Not Applicable
February 24, 1996    ($  182,000)      ($  120,000)      ($  .01)   ($  .01)
February 22, 1997    ($  187,000)      ($  124,000)      ($  .01)   ($  .01)
February 28, 1998     $1,136,000        $  750,000        $  .08     $  .08
February 27, 1999    ($  190,000)      ($  125,000)      ($  .01)   ($  .01)


         To reflect the impact of the restatement on its financial statements, the Company filed (on March 18, 1999)Form 10-K/A for the year ended February 28, 1998, and Forms 10-Q/A for the fiscal 1999 quarters ended May 30, 1998, August 29, 1998, and November 28, 1998 with the Securities and Exchange Commission.

     Interest income in fiscal 1998 was $.9 million, compared to $.6 million in fiscal 1997. The increase of $.3 million was the result of a higher average investment balance, because of improved profitability and lower capital expenditures. Interest expense declined by $.1 million principally because of the scheduled repayment of long-term debt.

     The Company's effective income tax rate in fiscal 1998 was 34%, the same as in fiscal 1997.

Seasonality
-----------

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

         Because of lower demand for its products in the first half of its fiscal year, the Company incurred a cumulative net loss during the first six months of fiscal 1999, 1998, and 1997; management expects to incur a loss for the first half of fiscal 2000 as well.

Liquidity and Capital Resources
-------------------------------

         The Company's balance sheet and liquidity are strong. Cash and cash equivalents increased $5.7 million during fiscal 1999 to $31.8 million; the current ratio improved from 4.2:1 at February 28, 1998 to 4.4:1 at February 27, 1999, and the Company repaid all outstanding long-term debt during fiscal 1999.

         In fiscal 1999, the Company generated $17.4 million of cash from operating activities. Inventory was reduced by $10.2 million as of the end of fiscal 1999 compared to fiscal 1998, due largely to improved inventory control procedures. The Company used $1.4 million of funds for long-term debt repayments, and generated $2.7 million from the sale of common stock through its employee stock option and purchase plans.

         Capital spending in fiscal 1999 was $4.5 million. In fiscal 1999, the Company expanded the personalization area of its National Distribution Center in order to handle increased demand for personalized merchandise. It also invested capital to improve both its distribution and telemarketing capabilities. The Company has no significant capital commitments for fiscal 2000.

         The Company entered into a $42 million four-year revolving credit facility in August 1996, which can be used to finance working capital needs, fixed assets, and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The Company has complied with all financial covenants.

         The Company has paid 29 consecutive quarterly cash dividends commencing May 1992. It increased its quarterly dividend from $.05 to $.07 per share in September 1994, and from $.07 to $.08 per share in March 1998. The Company anticipates continuing to pay dividends to its stockholders in the future. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements, and other relevant factors. Dividends in fiscal 1999 totaled $2.9 million, or $.32 per share.

         On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of September 3, 1998, the Company completed the 1 million share repurchase program at a total cost of $15.1 million.

         On October 7, 1998, the Board of Directors authorized the Company to repurchase up to 1 million additional shares of its common stock in the open market from time to time, subject to market conditions. As of February 27, 1999, the Company had repurchased 75,000 shares at a total cost of $967,000.

Total payments made to repurchase shares under both programs in fiscal 1999 were $6.6 million.

         The Company believes that its cash flow from operations, current investment balance, and credit facilities will be sufficient to meet its operating needs.

Effects of Inflation and Foreign Exchange
-----------------------------------------

The Company is generally able to reflect cost increases and decreases resulting from the effects of inflation and foreign currency fluctuations in its selling prices. In addition, most foreign purchase orders are denominated in U.S. dollars. Accordingly, the results of operations for the periods discussed have not been significantly affected by these factors.

Year 2000 Compliance Program
----------------------------

         The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform its critical functions: (1) process sales orders from, and ship merchandise to customers, (2) order and receive merchandise from vendors, and (3) process payments to vendors, employees and shareholders.

The Company is in the process of modifying its internal computer software applications and systems to function properly with respect to dates in the Year 2000 and thereafter. The Company is utilizing both its in-house staff as well as outside resources to modify its systems. This work is expected to be completed by the end of the Company's second fiscal quarter ending August 28, 1999 and is currently on schedule. In addition to internal systems, the Company has established procedures to determine that outside computer software vendors are either already Year 2000 compliant or have timely dates when they intend to be compliant. The Company is also reviewing all computer hardware such as mid-range, mainframe and personal computers, networks, telephone switches, voice mail systems, and time clocks, as well as its distribution and warehouse equipment, to ensure Year 2000 compliance. The Company has also contacted its various merchandise vendors to inquire as to their Year 2000 readiness, and is continuing to follow up with those vendors who have not responded to-date.

Costs
-----

         The Company presently anticipates that the cost of modifying its computer software applications and systems to be Year 2000 compliant will be approximately $2.0 million, of which approximately $1.0 million has been spent to date. These amounts are expected to be funded from operating cash flow.

Risks
-----

          The variety and complexity of the Year 2000 issues identified and the proposed solutions, the Company's dependence on the technical skills of employees and independent contractors, and especially the representations and readiness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. In addition, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as continued service from outside parties such as utility companies, financial institutions, and transportation and delivery companies (such as the U.S.
Postal Service and United Parcel Service).

          The Company's peak selling season runs from September through mid-December; therefore, disruption of its business at the beginning of calendar Year 2000 would be less significant than if it happened during its peak season. The Company expects to have adequate inventory on hand to service its customers, and the Company expects to be able to shift its customer delivery operations to alternative carriers, if necessary. The Company does not rely on any single supplier for a significant portion of its products, and many of its vendors do not rely on computerized manufacturing systems. The Company has computerized telephone systems which process customer phone orders; any interruption in service by major telephone carriers could have a detrimental impact on the Company's ability to receive orders and service its customers.

          An assessment of the readiness of Year 2000 compliance of third party entities with which the Company has relationships is ongoing. The Company has inquired, or is in the process of inquiring, of significant third party entities as to their readiness with respect to Year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's initial assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance and, therefore, the Company has not developed a contingency plan.

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

Recently Issued Accounting Standards
------------------------------------

          Effective in the fourth quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses); and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements does not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect is limited to the form and content of its disclosures.

          Effective in the fourth quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which required the Company to state a dual presentation of basic and diluted earnings per share in its financial statements. The basic calculation replaced the calculation of primary earnings per share, and did not have a material impact on reported earnings per share.

Forward Looking Statements
--------------------------

          Except for historical information contained herein, this Form 10-K contains forward-looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the potential for changes in consumer spending, consumer preferences and general economic conditions, increasing competition in the direct mail industry, changes in government regulations, dependence on foreign suppliers, and possible future increases in operating costs, including postage and paper costs, as well as issues relating to Year 2000 compliance by the Company's suppliers.

Item 7(A).  Quantitative And Qualitative Disclosure About Market Risk

          Not Applicable.

Item 8.     Financial Statements and Supplementary Data

          The response to this Item is submitted as a separate section of this report on pages F-1 through F-21.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

          None.

                                    PART III
                                    --------

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------

          The information required by these Items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A with the Commission, not later than 120 days after the end of the fiscal year, which information is herein incorporated by reference as if set out in full.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report on pages F-1 through F-21.

          (a)(1) Consolidated Financial Statements

-Balance Sheets - February 27, 1999 and February 28, 1998.....  F- 2
-Statements of Income for the three Fiscal Years ended
 1999, 1998 and 1997..........................................  F- 3
-Statements of Stockholders' Equity for the three
 Fiscal Years ended 1999, 1998 and 1997.......................  F- 4
-Statements of Cash Flows for the three Fiscal Years
 ended 1999, 1998 and 1997....................................  F- 5
-Notes to Financial Statements................................  F- 6
-Report of Independent Accountants............................  F-21

          (a)(2) Schedules

All schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

          (b) Reports on Form 8-K.

          No Form 8-K reports have been filed by the Registrant during the last quarter of the period covered by this report.

          (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).


EXHIBIT NO.                                 DESCRIPTION                                    PAGE
-----------                                 -----------                                    ----
2.1           -  Plan and Agreement of Merger dated June 29, 1987 between
                 Lillian Vernon Corporation, a New York corporation, and
                 the Company.........................................................      (1)
2.2           -  Certificate of Ownership and Merger between Lillian Vernon
                 Corporation and the Company filed in Delaware.......................      (1)
2.3           -  Certificate of Merger between Lillian
                 Vernon Corporation and the Company
                 filed in New York...................................................      (2)
3.1           -  Certificate of Incorporation with  Amendments of Lillian Vernon
                 Corporation.........................................................      (2)
3.2           -  By-Laws of Lillian Vernon Corporation...............................      (1)
10.1          -  Amended and Restated Lillian Vernon Corporation Profit Sharing
                 Plan................................................................     (16)
10.2          -  Employees' Pension Plan.............................................      (1)
10.3          -  1987 Performance Unit, Restricted Stock, Non-Qualified Option and
                 Incentive Stock Option Plan.........................................      (1)
10.4          -  First Amendment to Employment Agreement with Lillian Vernon,
                 formerly Lillian M. Katz............................................      (6)
10.5          -  Executive Deferred Compensation Agreement and first amendment
                 thereto with Lillian Vernon, formerly Lillian M. Katz...............      (7)
10.6          -  Second Amendment to Deferred Compensation Agreement with Fred
                 P. Hochberg.........................................................      (8)
10.7          -  Second Amendment to Deferred Compensation Agreement with David C.
                 Hochberg............................................................      (9)
10.8          -  Form of Indemnification Agreement with officers and directors.......      (1)
10.9          -  Lease for Company's facility at New Rochelle, New York..............      (1)
10.10         -  Trademark Registrations for Lillian Vernon Corporation - Service
                 Mark and Logo.......................................................      (1)
10.11         -  Loan Agreement with Crestar Bank and related documents..............      (3)


EXHIBIT NO.                                 DESCRIPTION                                    PAGE
-----------                                 -----------                                    ----

10.12         -  Note Purchase Agreement between the Company and Northwestern
                 National Life Insurance Co., Farm Bureau Life Insurance Co.
                 of Michigan, FB Annuity Corp., and Farm Bureau Mutual Insurance
                 Co. of Michigan and related Promissory Notes dated
                 September 9, 1988...................................................      (4)
10.13         -  Note Purchase Agreement between the Company and Northern Life
                 Insurance Co., Commercial Union Life Insurance Co. of America,
                 Life Insurance Co. of Georgia and Texas Life Insurance Co. and
                 related Promissory Notes dated October 28, 1988.....................      (4)
10.14         -  Letter Amendment dated November 30, 1990 to Note Purchase
                 Agreement between the Company and Northwestern National Life
                 Insurance Co., Farm Bureau Life Insurance Co. of Michigan, FB
                 Annuity Corp., and Farm Bureau Mutual Insurance Co. of Michigan
                 and related Promissory Notes dated September 9, 1988................      (5)
10.15         -  Letter Amendment dated November 30, 1990 to Note Purchase
                 Agreement between the Company and Northern Life Insurance Co.,
                 Commercial Union Life Insurance Co. of America, Life Insurance
                 Co. of Georgia and Texas Life Insurance Co. and related
                 Promissory Notes dated October 28, 1988.............................      (5)
10.16         -  Sublease between Fred P. and David C. Hochberg and Company - New
                 Rochelle facility...................................................      (8)
10.17         -  Lillian Vernon Corporation 1993 Stock Option Plan for
                 Non-Employee Directors..............................................     (10)
10.18         -  Employment Agreement with Larry Blum................................     (11)
10.19         -  Employment Agreement with Howard Goldberg...........................     (12)
10.20         -  Employment Agreement with Robert S. Mednick.........................     (13)



EXHIBIT NO.                                 DESCRIPTION                                    PAGE
-----------                                 -----------                                    ----

10.21         -  Revolving Credit Agreement, Letter of Credit and Bankers
                 Acceptance facility dated as of August 19, 1996 among Lillian
                 Vernon Corporation as Borrower, Lillian Vernon Fulfillment
                 Services, Inc., LVC Retail Corporation and Lillian Vernon
                 International Ltd. as Guarantors, the Banks named therein and
                 The Chase Manhattan Bank as agent...................................     (14)
10.22         -  1997 Performance Unit, Restricted Stock, Non-Qualified Option
                 and Incentive Stock Option Plan.....................................     (15)
10.23         -  1997 Stock Option Plan for Non-Employee Directors...................     (15)
10.24         -  Form of Agreement re Change of Control with certain executive
                 officers............................................................     (17)
10.25         -  Agreement of Sublease dated January 30, 1998 between CVS New
                 York, Inc. and the Company and exhibits.............................     (17)
10.26         -  Agreement between Lillian Vernon Corporation and Robert S.
                 Mednick dated June 11, 1998.........................................     (18)
10.27         -  Employment Agreement with Richard P. Randall dated August
                 11, 1998............................................................     (19)
10.28         -  Employment Agreement with George Mollo, Jr. dated September 25,
                 1998................................................................     (20)
10.29            Rights Agreement dated as of April 15, 1999 between the Company
                 and Continental Stock Transfer & Trust Co...........................     (21)
10.30            Supplement to Rights Agreement dated as of April 15, 1999
                 between the Company and Continental Stock Transfer & Trust Co. .....     E-1
10.31         -  Industrial Real Estate Lease between the  Company and Howard
                 Hughes Properties, Limited Partnership .............................     E-2
22            -  Subsidiaries of registrant..........................................     E-70
24            -  Consent of PricewaterhouseCoopers LLP re: incorporated reference
                 to Form S-8 ........................................................     E-72
27            -  Financial Data Schedule.............................................     E-74


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

(7) Amendment filed with Quarterly Report on Form 10-Q for the quarter ended May 30, 1992 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement - see (1) above.

(8) Filed with Annual Report on Form 10-K for the year ended February 27, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement. See (1) above.

(9) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement - see (1) above.

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

(15) Filed with Registration Statement on Form S-8 on September 26, 1997 (File No. 333-36467) and incorporated by reference herein.

(16) Filed with Registration Statement on Form S-8 on March 31, 1998 (File No. 333-48951) and incorporated by reference herein.

(17) Filed with Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated by reference herein.

(18) Filed with Quarterly Report on Form 10-Q for the quarter ended May 30, 1998, and incorporated by reference herein.

(19) Filed with Quarterly Report on Form 10-Q for the quarter ended August 29, 1998, and incorporated by reference herein.

(20) Filed with Quarterly Report on Form 10-Q for the quarter ended November 28, 1998, and incorporated by reference herein.

(21) Filed with Report on Form 8-K dated April 22, 1999, and incorporated by reference herein.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                            LILLIAN VERNON CORPORATION

Dated May 26, 1999                          By: /s/ Lillian Vernon
                                                --------------------------
                                                    Lillian Vernon, Chairman
                                                    of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                          DATE

/s/ Lillian Vernon
---------------------------
Lillian Vernon                    Chairman of the Board             May 26, 1999
                                  of Directors (Principal
                                  Executive Officer)

/s/ Richard P. Randall
---------------------------
Richard P. Randall                Senior Vice President-            May 26, 1999
                                  Chief Financial Officer
                                  (Principal Financial
                                  and Accounting Officer)

/s/ Jonah Gitlitz
---------------------------
Jonah Gitlitz                     Acting President,                 May 26, 1999
                                  and Director

/s/ David C. Hochberg
---------------------------
David C. Hochberg                 Vice President - Public           May 26, 1999
                                  Affairs and Director

/s/ Leo Salon
---------------------------
Leo Salon                         Director                          May 26, 1999

/s/ Bert W. Wasserman
---------------------------
Bert W. Wasserman                 Director                          May 26, 1999

/s/ Elizabeth M. Eveillard
---------------------------
Elizabeth M. Eveillard            Director                          May 26, 1999

/s/ Richard A. Berman
---------------------------
Richard A. Berman                 Director                          May 26, 1999

                           LILLIAN VERNON CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                             SCHEDULES AND REPORTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                FEBRUARY 27,           FEBRUARY 28,
                      ASSETS                                                                       1999                   1998
                      ------                                                              ------------------     ------------------
Current assets:
    Cash and cash equivalents                                                                        $31,834                $26,136
    Accounts receivable, net                                                                          21,093                 22,632
    Merchandise inventories                                                                           26,700                 36,935
    Deferred income taxes (Note 2)                                                                     1,355                  1,532
    Prepayments and other current assets (Note 4)                                                      9,671                 10,173
                                                                                          -------------------    ------------------
             Total current assets                                                                     90,653                 97,408

Property, plant and equipment, net  (Notes 5 and 7)                                                   37,811                 37,823
Deferred catalog costs                                                                                 6,192                  5,922
Other assets                                                                                           3,550                  3,206
                                                                                          -------------------    ------------------
                            Total                                                                   $138,206               $144,359
                                                                                          -------------------    ------------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:

    Trade accounts payable and accrued expenses  (Note 4)                                            $17,437                $16,331
    Cash overdrafts                                                                                    1,920                  1,004
    Customer deposits                                                                                    228                    147
    Current portion of long-term debt and lease obligations (Notes 6, 7)                                  --                  1,394
    Income taxes payable  (Note 2)                                                                     1,072                  4,581
                                                                                          -------------------    ------------------
        Total current liabilities                                                                     20,657                 23,457

Deferred compensation  (Note 8)                                                                        3,049                  3,426
Deferred income taxes  (Note 2)                                                                        1,236                    637
                                                                                          -------------------    ------------------
                Total liabilities                                                                     24,942                 27,520
                                                                                          -------------------    ------------------

Commitments & Contingencies (Note 7)

Stockholders' equity:

    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                                                       --                     --
    Common stock, $.01 par value; 20,000,000 shares
       authorized; issued - 10,389,674 shares in 1999 and
        in 1998                                                                                          104                    104
    Additional paid-in capital                                                                        31,322                 31,160
    Retained earnings                                                                                100,760                100,883
    Unearned compensation                                                                                 --                     (6)
    Treasury stock, at cost - 1,231,806 shares in 1999
       and 1,016,491 shares in 1998  (Note 13)                                                       (18,922)               (15,302)
                                                                                          -------------------    ------------------
       Total stockholders' equity                                                                    113,264                116,839
                                                                                          -------------------    ------------------
                            Total                                                                   $138,206               $144,359
                                                                                          -------------------    ------------------



                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     FISCAL YEARS ENDED
                                                                                       ---------------------------------------------
                                                                                       FEBRUARY 27,     FEBRUARY 28,    FEBRUARY 22,
                                                                                          1999              1998            1997
                                                                                       ------------     ------------    ------------
Revenues                                                                                  $ 255,220       $ 258,429       $ 240,053

Costs and expenses:

     Product and delivery costs                                                             120,125         124,624         110,374
     Selling, general and administrative expenses                                           128,002         119,471         121,717
     Write-off - computer project, severance costs (Notes 11, 12)                             2,180            --              --
                                                                                          ---------       ---------       ---------
                                                                                            250,307         244,095         232,091
                                                                                          ---------       ---------       ---------
         Operating income                                                                     4,913          14,334           7,962
Interest income                                                                                 731             910             614
Interest expense                                                                               (565)           (504)           (651)
                                                                                          ---------       ---------       ---------
         Income before income taxes                                                           5,079          14,740           7,925

Provision for (benefit from) income taxes (Note 2):

     Current                                                                                  1,220           4,566           3,622
     Deferred                                                                                   720             446            (928)
                                                                                          ---------       ---------       ---------
                                                                                              1,940           5,012           2,694
                                                                                          ---------       ---------       ---------
         Net income                                                                       $   3,139       $   9,728       $   5,231
                                                                                          ---------       ---------       ---------

Net income per common share - Basic                                                       $     .34       $    1.02       $     .54
                                                                                          ---------       ---------       ---------
Net income per common share - Diluted                                                     $     .34       $    1.01       $     .54
                                                                                          ---------       ---------       ---------
Weighted average number of common shares -
     Basic                                                                                    9,221           9,532           9,658

Weighted average number of common shares and
     common share equivalents - Diluted                                                       9,319           9,636           9,664



                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                          COMMON STOCK
                                                   ------------------------      PAID -IN     RETAINED      UNEARNED
                                         TOTAL         SHARES        AMOUNT       CAPITAL     EARNINGS     COMPENSATION
                                  ----------------------------  ------------  ------------  -----------    ------------
BALANCE, FEBRUARY 24, 1996         $   112,692      9,993,643    $     100    $    27,026   $    91,422             --
Shares issued to employees at
   $.01 per share pursuant to
   Restricted Stock Plan                    --         15,000           --            197                         (197)
Exercise of non-qualified
   stock options                           893        337,000            4          2,720
Amortization of unearned
   compensation                            103                                                                     103
Shares purchased by employees
   pursuant to Employee Stock
   Purchase Plan                           184         17,677           --            184
Purchase of treasury stock              (3,333)
Dividends  ($.28 per share)             (2,724)                                                  (2,724)
Other                                      656                                        656
Net income                               5,231                                                    5,231
                                   ---------------------------------------------------------------------------------------
BALANCE, FEBRUARY 22, 1997             113,702     10,363,320          104         30,783        93,929            (94)
Exercise of non-qualified
   stock options                           297         16,000           --            200           (17)
Amortization of unearned
   compensation                             88                                                                      88
Shares purchased by employees
   pursuant to Employee Stock
   Purchase Plan                           140         10,354           --            140
Purchase of treasury stock              (4,396)
Dividends  ($.29 per share)             (2,757)                                                  (2,757)
Other                                       37                                         37
Net income                               9,728                                                    9,728
                                   ---------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1998             116,839     10,389,674          104         31,160       100,883             (6)
Exercise of non-qualified
   stock options                         2,048                                                     (311)
Amortization of unearned
   compensation                              6                                                                       6
Shares purchased by employees
   pursuant to Employee Stock
   Purchase Plan                           157                                                      (33)
Shares issued for 401-k Plan
   matching contribution                   476                                                       22
Purchase of treasury stock              (6,623)
Dividends  ($.32 per share)             (2,940)                                                  (2,940)
Other                                      162                                        162
Net income                               3,139                                                    3,139
                                   ---------------------------------------------------------------------------------------
BALANCE, FEBRUARY 27, 1999         $   113,264     10,389,674    $     104    $    31,322   $   100,760             --
                                   ---------------------------------------------------------------------------------------




                                        TREASURY STOCK
                                   ----------------------------
                                     SHARES           AMOUNT
                                   ------------  --------------
BALANCE, FEBRUARY 24, 1996            (359,999)   ($    5,856)
Shares issued to employees at
   $.01 per share pursuant to
   Restricted Stock Plan
Exercise of non-qualified
   stock options                      (133,759)        (1,831)
Amortization of unearned
   compensation
Shares purchased by employees
   pursuant to Employee Stock
   Purchase Plan
Purchase of treasury stock            (259,700)        (3,333)
Dividends  ($.28 per share)
Other
Net income
                                  ----------------------------------
BALANCE, FEBRUARY 22, 1997            (753,458)       (11,020)
Exercise of non-qualified
   stock options                         7,667            114
Amortization of unearned
   compensation
Shares purchased by employees
   pursuant to Employee Stock
   Purchase Plan
Purchase of treasury stock            (270,700)        (4,396)
Dividends  ($.29 per share)
Other
Net income
                                  ----------------------------------
BALANCE, FEBRUARY 28, 1998          (1,016,491)       (15,302)
Exercise of non-qualified
   stock options                       154,833          2,359
Amortization of unearned
   compensation
Shares purchased by employees
   pursuant to Employee Stock
   Purchase Plan                        12,367            190
Shares issued for 401-k Plan
   matching contribution                29,785            454
Purchase of treasury stock            (412,300)        (6,623)
Dividends  ($.32 per share)
Other
Net income
                                  ----------------------------------
BALANCE, FEBRUARY 27, 1999          (1,231,806)    ($  18,922)
                                  ----------------------------------


                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                             FISCAL YEARS ENDED
                                                                                ------------------------------------------
                                                                                FEBRUARY 27,     FEBRUARY 28,   FEBRUARY 22,
                                                                                       1999             1998          1997
                                                                                ------------     -----------    ----------
Cash flows from operating activities:
     Net income                                                                  $  3,139        $  9,728        $  5,231
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation                                                               4,488           4,672           4,279
         Amortization                                                                 250             324             454
         Write-off - computer project                                               1,414              --              --
         (Gain) loss on sale of assets                                                 --              (7)             (8)
         (Increase) decrease in accounts receivable                                 1,539           1,844          (3,041)
         (Increase) decrease in merchandise inventories                            10,235          (6,455)            468
         (Increase) decrease in prepayments and other current assets                  502             265           3,793
         (Increase) decrease in deferred catalog costs                               (270)            218             366
         (Increase) decrease in other assets                                       (2,002)         (1,040)           (309)
         Increase (decrease) in trade accounts payable and accrued expenses         1,106           1,846           2,370
         Increase (decrease) in customer deposits                                      81            (113)            132
         Increase (decrease) in income taxes payable                               (3,509)          1,866            (177)
         Increase (decrease) in deferred compensation                                (377)            (74)            401
         Increase (decrease) in deferred income taxes                                 776             595            (932)
                                                                                 --------        --------        --------
            Net cash provided by (used in) operating activities                    17,372          13,669          13,027
                                                                                 --------        --------        --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                    (4,476)         (3,122)        (10,284)
     Proceeds from sale of assets                                                      --               7               8
                                                                                 --------        --------        --------
            Net cash used in investing activities                                  (4,476)         (3,115)        (10,276)
                                                                                 --------        --------        --------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations            (1,394)         (1,489)         (1,452)
     Proceeds from issuance of common stock                                            --             437           1,077
     Reissuance of treasury stock for stock option and employee benefit plans       2,681              --              --
     Increase (decrease) in cash overdrafts                                           916            (348)          1,352
     Dividends paid                                                                (2,940)         (2,757)         (2,724)
     Payments to acquire treasury stock                                            (6,623)         (4,396)         (3,333)
     Other                                                                            162              37             656
                                                                                 --------        --------        --------
            Net cash used in financing activities                                  (7,198)         (8,516)         (4,424)
                                                                                 --------        --------        --------

                Net increase (decrease) in cash and cash equivalents                5,698           2,038          (1,673)
                                                                                 --------        --------        --------

Cash and cash equivalents at beginning of period                                   26,136          24,098          25,771
                                                                                 --------        --------        --------
Cash and cash equivalents at end of period                                       $ 31,834        $ 26,136        $ 24,098
                                                                                 --------        --------        --------


Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                                                $    370        $    347        $    582
         Income taxes                                                               4,567           2,646           3,028



Supplemental disclosure of noncash financing activities - see Note 14

                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

     Lillian Vernon Corporation is a direct mail specialty catalog and online company, concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products.

     The consolidated financial statements include the accounts of Lillian Vernon Corporation and its wholly-owned subsidiaries, Lillian Vernon Fulfillment Services, Inc., Lillian Vernon International, Ltd., and LVC Retail Corporation (the "Company"). All material intercompany balances and transactions have been eliminated.

     The Company has a fiscal year consisting of 52 or 53 weeks ending on the last Saturday in February. Under this policy, fiscal 1999 and fiscal 1997 each consisted of 52 weeks and fiscal 1998 consisted of 53 weeks.

     Cash Equivalents

     Cash equivalents consist principally of commercial paper, municipal securities and U.S. Treasury securities with remaining maturities at acquisition of less than three months. Under Statement of Financial Accounting Standards
(SFAS) No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments, totaling $30.9 million and $25.7 million as of February 27, 1999 and February 28, 1998, respectively, are classified as held-to-maturity securities, and as such, are stated at amortized cost, which approximates market value.

     Revenue Recognition

     The Company records revenue at the time of shipment for catalog and online sales, and at the point of sale in its retail stores.

     Merchandise Inventories

     Merchandise inventories are principally stated at the lower of average cost or market, determined by the retail inventory method.

     Catalog Costs

     Catalog costs are deferred and amortized over the estimated productive life of the catalog, generally three months. Such deferred costs are considered direct-response advertising in accordance with AICPA Statement of Position No. 93-7, "Reporting on Advertising Costs", and are reflected as long-term assets in the accompanying Balance Sheets. Prepaid catalog costs, consisting mostly of paper to be used to print future catalogs, are included in prepayments and other current assets in the accompanying Balance Sheets.

     Capitalized Software Costs

     Direct costs of developing new software applications are capitalized and are being amortized over five years. Amortization of capitalized software costs totaled $127,000 in fiscal 1999, $188,000 in fiscal 1998, and $320,000 in fiscal 1997.

     Capitalized software costs, net of accumulated amortization, are included in other assets, and amounted to $212,000 and $1,275,000 at February 27, 1999 and February 28, 1998, respectively. (See Note 11).

     Depreciation and Amortization

     Depreciation is provided on the straight line method for assets placed in service over estimated useful lives of approximately 30 and 8 years for buildings and building improvements, respectively, and for other property, over estimated useful lives ranging from 3 to 10 years. Leasehold improvements and assets under capital leases are amortized over approximately 15 years, or the term of the applicable leases, whichever is shorter.

     Income Taxes

     Deferred income taxes arise from differences in the timing of income and expense recognition for financial and income tax reporting purposes. Statement of Financial Accounting Standards No. 109 requires the Company to compute deferred income taxes on the differences between the financial statement and tax bases of the assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are required to be established to reduce deferred tax assets to the amounts more likely than not to be realized.

     Per Share Data

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The standard revises the computation and presentation of earnings per share and was adopted by the Company in the fourth quarter of fiscal 1998. Earnings per share are computed and reported on a dual presentation basis. Basic earnings per share are computed by dividing net income by the weighted average number of outstanding shares for the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of outstanding shares and share equivalents computed. The Company's common share equivalents consist of stock options issued to key employees and Directors. As required by SFAS 128, all prior periods' reported earnings per share computations were restated to reflect the new calculation methods. The change in reported earnings per share was not material.

Basic and diluted earnings per share were calculated as follows (amounts in thousands):

                                     February 27, February 28, February 22,
Fiscal Years Ended                          1999         1998         1997
--------------------------------------------------------------------------
Net Income-Basic and Diluted              $3,139       $9,728       $5,231
                                         ---------------------------------
Weighted average number of outstanding
shares for Basic EPS                       9,221        9,532        9,658
Add: incremental shares from
 stock option exercises                       98          104            6
                                           -------------------------------
Weighted average number of outstanding
shares for Diluted EPS                     9,319        9,636        9,664
                                           -------------------------------

In fiscal 1999, 1998, and 1997, options on 394,000, 369,000, and 813,500 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

     Comprehensive Income

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses). SFAS No. 130 has no impact on the Company's financial statements, and the Company does not have any items of "other comprehensive income" to report for the fiscal years 1999, 1998, and 1997.

     Segment and Geographic Information

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company operates primarily in one business segment, the direct mail specialty catalog and online business. The Company derives all revenues from customers in the United States, and no individual customer accounted for 10% or more of revenues for any of the periods presented. Substantially all identifiable assets are located in the United States.

     Reclassifications

     Certain reclassifications have been made in the prior years' financial statements to conform with the fiscal 1999 presentation.

2.   INCOME TAXES

     The current income tax provision consists of (dollars in thousands):

                                               Fiscal Years Ended
                                 ------------------------------------------
                                 February 27,   February 28, February 22,
                                        1999           1998         1997
                                 ------------------------------------------
Federal                            $   1,026       $  4,198      $ 3,314
State                                    194            368          308
                                 ---------------  -----------  ------------
                                   $   1,220       $  4,566      $ 3,622
                                 ---------------  -----------  ------------

The deferred income tax provision (benefit) consists of (dollars in thousands):

                                               Fiscal Years Ended
                                 ------------------------------------------
                                 February 27,   February 28, February 22,
                                        1999           1998         1997
                                 ------------------------------------------
Charitable contributions          $        -     $      124   $     (216)
Depreciation                             848            245         (127)
Catalog costs                            135            (96)        (204)
Capitalized software                    (175)           (74)         (85)
Valuation allowance-charitable
  contributions carryforward             250              -            -
Other, net                              (338)           247         (296)
                                  ----------     ----------   ----------
                                  $      720     $      446   $     (928)
                                  ----------     ----------   ----------

The exercise of non-qualified stock options and the vesting of restricted stock (see Note 9) result in a tax deduction to the Company equivalent to the taxable compensation recognized by the individuals. For accounting purposes, the tax benefit of these deductions is credited directly to additional paid-in capital. These amounts totaled $162,000, $37,000, and $656,000 for fiscal 1999, 1998, and
1997, respectively.

     The Company's effective income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

                                               Fiscal Years Ended
                                  -----------------------------------------
                                   February 27,  February 28,  February 22,
                                       1999          1998          1997
                                  -----------------------------------------
Federal statutory tax rate             34.0%          34.0%        34.0%
State income taxes, net of
 federal tax benefit                    2.5            1.9          2.5
Charitable contributions of
 merchandise                           (2.0)          (1.2)        (3.5)
Valuation allowance-charitable
 contributions carryforward             4.9              -            -
Other, net                             (1.2)          (0.7)         1.0
                                     -------        -------       ------
                                       38.2%          34.0%        34.0%
                                     -------        -------       ------

The deferred tax assets and deferred tax liabilities recorded on the Balance Sheets are as follows (dollars in thousands):

                                    February 27, 1999       February 28, 1998
                                 --------------------    ----------------------
                                      Deferred Tax             Deferred Tax
                                 Assets    Liabilities     Assets   Liabilities
                                 ------    -----------     ------   -----------
Current:

  Catalog deferrals              $     -   $ 2,406         $    -   $ 2,270
  Charitable contributions         1,894         -          2,042         -
  Inventory capitalization           873         -            848         -
  Accrued expenses                   959         -            660         -
  Valuation allowance               (250)        -             -          -
  Other                              294         9            261         9
                                  ------    ------         ------    ------
    Total current                  3,770     2,415          3,811     2,279
                                 -------   -------         ------    ------

Non-current:
  Depreciation                         -     2,529              -     1,770
  Amortization                         7         8             33       183
  Deferred compensation            1,294         -          1,283         -
                                 --------  --------         -----   -------
   Total non-current               1,301     2,537          1,316     1,953
                                 -------   -------         -------   ------
    Total                        $ 5,071   $ 4,952         $5,127    $4,232
                                 -------   -------         -------   ------

As of February 27, 1999, the Company has $3,975,000 of charitable contributions carryforward for Federal income tax purposes, which expire from fiscal 2000 to 2002. The Company established a deferred tax valuation allowance in fiscal 1999 related to management's current assessment of the Company's inability to utilize its entire charitable contributions tax carryforward prior to expiration.

3.   CREDIT FACILITIES

     The Company entered into a $42 million four-year revolving credit facility in August 1996 with two banks. This credit facility can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of inventory letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The Company is in compliance with all financial covenants.

     In fiscal 1999, 1998, and 1997, the Company incurred commitment fees on the credit facility ranging from 5 basis points on the letters of credit to 20 basis points on the available revolving credit line.

     During fiscal 1999, the maximum amount outstanding under the revolving credit agreement was $21.0 million (excluding letters of credit). Interest expense related to these borrowings was approximately $263,000. No amounts were outstanding under the Company's credit facilities as of February 27, 1999 and February 28, 1998.

     The Company had outstanding letters of credit approximating $4,845,000 and $7,324,000 as of February 27, 1999 and February 28, 1998, respectively, for the purchase of inventory in the normal course of business.

4.   OTHER

     Prepayments and other current assets include prepaid catalog costs (principally paper) of $7,246,000 and $7,365,000 as of February 27, 1999 and February 28, 1998, respectively.

     Trade accounts payable and accrued expenses consist of (dollars in thousands):

                                                February 27,    February 28,
                                                    1999             1998
                                              ------------      -----------
Trade accounts payable                          $  5,025        $  8,644
Catalog costs                                      4,612           1,892
Salaries and compensation                          2,514           1,264
Other                                              5,286           4,531
                                              ------------      -----------
                                                $ 17,437        $ 16,331
                                              ------------      -----------
5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (dollars in thousands):

                                                February 27,    February 28,
                                                    1999             1998
                                              ------------      -----------
Land and buildings                              $ 32,507         $ 31,778
Machinery and equipment                           32,577           29,035
Furniture and fixtures                             3,670            3,561
Leasehold improvements                               896            3,989
Capital leases                                         -            1,262
                                              ------------      ------------
 Total property, plant & equipment, at cost       69,650           69,625
Less: accumulated depreciation & amortization     31,839           31,802
                                              ------------      ------------
 Property, plant & equipment, net               $ 37,811         $ 37,823
                                              ------------      ------------

6.   LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                   February 27,     February 28,
                                                          1999             1998
                                                   ------------      -----------
Senior Notes due September 1998,
 payable in semi-annual installments
 of $300,000 with interest at 10.09% .........      $     -        $   600
Senior Notes due October 1998, payable
 in semi-annual installments of
 $335,000 with interest at 10.0% .............            -            670
                                                   -------------   ------------
                                                   $      -        $ 1,270
   Less, current portion .....................            -          1,270
                                                   -------------   ------------
                                                   $      -        $     -
                                                   -------------   ------------

     The Company's long-term debt agreements required that the Company meet certain financial covenants, principally related to working capital and tangible net worth, both as defined in the agreements. The Company was in full compliance with all financial covenants during the fiscal years ended February 27, 1999 and February 28, 1998.

7.   LEASES

     In July 1998, the Company relocated its corporate headquarters to a 65,000 square foot building in Rye, New York. This facility is leased under a sublease agreement expiring on January 30, 2005. The sublease provides that the Company, in addition to base rent, is only responsible for increases in real estate taxes and operating costs over the initial lease year base costs. The Company has the right to renew the lease, for two five-year periods, with the building owner upon expiration of the sublease.

     The Company leased its former New Rochelle, New York corporate headquarters under a capital lease arrangement with a partnership, Port Chester Properties, the partners of which are certain stockholders of the Company. The leased asset consisted of land and a 41,000 square foot building with a cost of $1,262,000 and accumulated amortization of $1,223,000 as of February 28, 1998. The lease expired on July 30, 1998 and provided for the payment by the Company of an annual rent of $430,000 and all real estate taxes, insurance, and certain other costs.

     In connection with the relocation of its corporate headquarters, in fiscal 1998, the Company initially reported a write-off of $1,330,000, representing the entire unamortized value of its leasehold improvements at the former corporate headquarters facility in New Rochelle, New York.

     In fiscal 1999, the Company realized that an error had been made over a period of years in the calculation of its amortization of leasehold improvements. The Company had assumed that the assets' useful life of fifteen years was the appropriate amortization period, rather than the shorter remaining life of the lease, which terminated in July 1998.

     The Company has restated its annual and quarterly financial statements for the fiscal years ended February 28, 1998, February 22, 1997, and February 24, 1996, and for the fiscal 1999 quarters ended May 30, August 29, and November 28, 1998, to charge the revised amortization expense to selling, general and administrative expenses in each of those periods. The pre-tax write-off of $1.3 million previously charged in fiscal 1998 has been reversed and reallocated as income (expense) to the appropriate fiscal years as follows:

                                                          EPS Impact-
Fiscal Years            Pre-tax        After-tax     ------------------
Ended                   Amount         Amount        Basic      Diluted
-----------------       -----------    ---------     -----      -------
1985-1995                ($577,000)    ($381,000)      Not Applicable
February 24, 1996        ($182,000)    ($120,000)    ($.01)     ($.01)
February 22, 1997        ($187,000)    ($124,000)    ($.01)     ($.01)
February 28, 1998       $1,136,000      $750,000      $.08       $.08
February 27, 1999        ($190,000)    ($125,000)    ($.01)     ($.01)

The Company has operating lease agreements for certain computer and other equipment used in its operations, for its outlet store locations, and for its Las Vegas Call Center, with existing lease terms ranging from fiscal 2000 through fiscal 2005, and various renewal options through fiscal 2015. Most of the store leases also provide for payment of common charges such as maintenance and real estate taxes. Eleven stores require the payment of additional rent based upon a percentage of sales. Minimum rental payments required under these agreements, as well as the Corporate Headquarters sublease, are as follows (dollars in thousands):

Fiscal Year
------------------
2000              $ 3,154
2001                2,971
2002                2,843
2003                2,409
2004                1,385
Thereafter          1,058
                  -------
                  $13,820
                  -------

Rent expense for fiscal 1999, 1998, and 1997 amounted to $3,882,000, $2,612,000, and $2,171,000 respectively, which included $18,000, $30,000 and $14,000 in fiscal 1999, 1998 and 1997 respectively, for contingent rentals based upon a percentage of outlet store sales.

8.   EMPLOYEE BENEFIT PLANS

     The Company maintains a profit sharing plan for the benefit of all employees who meet certain minimum service requirements. The Company's profit sharing contribution is discretionary, as determined by the Board of Directors. Employees fully vest in their profit sharing account balance after seven years. The authorized profit sharing contributions for fiscal 1999, 1998, and 1997 were $500,000, $480,000, and $500,000, respectively.

     The Company's profit sharing plan includes an employee contribution and employer matching contribution (401k) feature. Under the 401k feature of the plan, eligible employees may make pre-tax contributions up to 10% of their annual compensation. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%. The matching contribution is made with Company stock. Employees are 100% vested in their pre-tax contributions at all times, and become fully vested in the employer matching contribution after two years of service. The Company's matching contributions to the plan for fiscal 1999, 1998, and 1997 were $509,000, $460,000, and $425,000 respectively.

     The Company has deferred compensation agreements to provide additional retirement benefits for certain principal stockholders of the Company. The deferred compensation agreements also provide for death benefits to be paid to each party's beneficiary. The Company has purchased life insurance policies to fund, in part, the payment of these benefits. Amounts expensed in connection with these agreements were $129,000 in fiscal 1999, $353,000 in fiscal 1998 and $366,000 in fiscal 1997.

9.   STOCK COMPENSATION PLANS

     At February 27, 1999, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its non-qualified stock options granted and for shares issued through its Employee Stock Purchase Plan. Compensation cost has been charged against income for the issuance of restricted stock during fiscal 1997; net income was reduced by approximately $4,000 in fiscal 1999, by approximately $58,000 in fiscal 1998, and by approximately $68,000 in fiscal 1997. If compensation cost for the Company's non-qualified stock options issued and shares purchased through its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the requirements of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below (dollars in thousands, except per share amounts):

                                      February 22,   February 28, February 27,
Fiscal Years Ended                           1997           1998         1999
------------------------------------------------- -------------- ------------
Net Income              As reported        $5,231       $9,728       $3,139
                        Pro forma          $4,989       $9,367       $2,724

Basic earnings          As reported         $0.54        $1.02        $0.34
  per share             Pro forma           $0.51        $0.98        $0.30

Diluted earnings        As reported         $0.54        $1.01        $0.34
  per share             Pro forma           $0.51        $0.97        $0.29

     The Company has a 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan, and a total of 525,000 shares of common stock have been reserved for issuance thereunder. Prior to adoption of the 1997 Plan, the Company's 1987 Plan, which expired in fiscal 1998, had a total of 2,000,000 shares reserved for issuance. The Company has granted and sold shares of restricted stock to certain executives at a nominal price per share. In connection with the issuance of restricted stock, unearned compensation is recorded ($197,400 in fiscal 1997) and amortized over the respective vesting periods. No such restricted shares were granted or sold by the Company in fiscal 1999 or 1998. In fiscal 1997, restricted shares were granted, and vested as follows:

         Date Granted      Number of Shares          Date Vested
         ------------      ----------------          -----------
          March 1996           5,000                  March 1997
          March 1996           5,000                  March 1998
          June 1996            5,000                  June 1997

     The Company has also granted non-qualified stock options to employees. Such options have been granted at market value, vest within three years from the date of grant and expire within ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                        February 22,   February 28,    February 27,
Fiscal Years Ended         1997            1998            1999
----------------------------------------------------------------------
Expected volatility        29.1%           29.0%         29.3%
Dividend yield              2.0%            2.0%          2.0%
Risk-free interest rate     6.3%            5.7%          5.3%
Expected option term        5 yrs.          5 yrs.        5 yrs.
Forfeiture rate            25.0%           25.0%         25.0%

     A summary of the Company's non-qualified stock option activity and weighted average exercise prices for the three years ended February 27, 1999 follows:

                                       Fiscal Years Ended
               -----------------------------------------------------------------
                February 22, 1997      February 28, 1998      February 27, 1999
               -------------------    -------------------    -------------------
                Number   Weighted     Number   Weighted      Number   Weighted
                  Of     Average        Of     Average         Of     Average
                Shares   Exer.Price   Shares   Exer.Price    Shares   Exer.Price
               -------   ----------   ------   ----------    ------   ----------
Outstanding
at beginning
of year       1,057,000   $12.59     878,500    $14.20     1,054,333    $14.72
Granted         262,500   $13.15     209,500    $16.29        40,000    $15.42
Exercised      (337,000)  $ 8.08     (23,667)   $12.62      (154,833)   $13.21
Forfeited      (104,000)  $15.07     (10,000)   $14.25       (41,496)   $15.77
Expired               0        -           0         -             0         -
              ---------            ---------               ---------
Outstanding
at end of yr.   878,500   $14.20   1,054,333    $14.72       898,004    $14.96
              ---------            ---------               ---------
Options
exercisable
at year-end     472,833              628,165                 676,841

Weighted-avg.
fair value of
options granted
during the year   $2.38                $2.85                   $2.87

     The following table summarizes information about stock options outstanding at February 27, 1999.

                          Options Outstanding              Options Exercisable
                     -------------------------------      ----------------------
                            Weighted Avg.
                            Remaining     Weighted                   Weighted
Range of      Shares        Contractual   Average      Shares        Average
Exer.Prices   Outstanding   Life          Exer.Price   Exercisable   Exer.Price
-----------   -----------   ------------  ----------   -----------   -----------
$12.25-18.13    898,004       6.2 Yrs.      $14.96       676,841       $14.88

     The Company also has a 1997 Stock Option Plan for Non-Employee Directors, and has reserved a total of 100,000 shares of common stock for issuance thereunder. Prior to the adoption of the 1997 Plan, the Company's 1993 Plan, which expired in fiscal 1998, had a total of 100,000 shares reserved for issuance. The Company has granted non-qualified stock options to its non-employee Directors both pursuant to the Plan and outside the Plan. These options are granted at market value, vest one year from the date of grant and expire within ten years from the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                        February 22,   February 28,   February 27,
Fiscal Years Ended         1997            1998           1999
--------------------------------------------------------------------
Expected volatility        29.1%           29.0%        29.3%
Dividend yield              2.0%            2.0%         2.0%
Risk-free interest rate     6.3%            5.7%         5.2%
Expected option term        5 yrs.          5 yrs.       5 yrs.
Forfeiture rate             6.0%            6.0%         6.0%

         A summary of the Company's stock option activity under the Non-Employee Director Plan, and options granted to non-employee Directors outside the Plan, for the three years ended February 27, 1999 follows:


                                        Fiscal Years Ended
                 ---------------------------------------------------------------
                  February 22, 1997      February 28, 1998     February 27, 1999
                 -------------------    -------------------   -------------------
                 Number     Weighted      Number   Weighted     Number   Weighted
                 Of         Average       Of       Average      Of       Average
                 Shares     Exer.Price    Shares   Exer.Price   Shares   Exer.Price
                 ------     ----------    ------   ----------   ------   ----------
Outstanding
at beginning
of year           30,000     $14.79       40,000     $14.19     60,000     $14.92
Granted           10,000     $12.38       20,000     $16.38     20,000     $16.88
Exercised              0          -            0          -          0          -
Forfeited              0          -            0          -          0          -
Expired                0          -            0          -          0          -
                  ------                  ------                ------
Outstanding
at end of yr.     40,000     $14.19       60,000     $14.92     80,000     $15.41
                  ------                  ------                ------

Options
exercisable
at year-end       30,000                  40,000                60,000

Weighted-avg.
fair value of
options granted
during the year    $3.61                   $4.59                 $4.63


     The following table summarizes information about stock options outstanding at February 27, 1999:

                      Options Outstanding               Options Exercisable
              -----------------------------------    -------------------------
                           Weighted
                           Average
                           Remaining     Weighted                  Weighted
Range of      Shares       Contractual   Average      Shares       Average
Exer.Prices   Outstanding  Life          Exer.Price   Exercisable  Exer.Price
-----------   -----------  -----------   ----------   -----------  ----------
$12.38-18.00   80,000        8.1 Yrs.    $15.41         60,000      $14.92

         The Company also has an Employee Stock Purchase Plan, with a total of 100,000 shares reserved for issuance. Under the Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's stock at the end of each fiscal quarter, at a price equal to 85% of the average price of the stock on the last trading day of the fiscal quarter. A maximum of $25,000 of common stock may be purchased by an eligible employee in each calendar year. Under the Plan, employees elected to purchase 18,207 shares, 9,450 shares, and 13,809 shares in fiscal 1999, 1998, and 1997, respectively. Pro forma compensation cost equal to the 15% discount received by employees who purchased shares was approximately $38,000 in fiscal 1999, $23,000 in fiscal 1998, and $24,000 in fiscal 1997.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     (Dollars in thousands, except per share amounts)

                                       Fiscal Quarters Ended
                       -------------------------------------------------------
Fiscal 1999             May 30,     August 29,    November 28,   February 27,
-----------               1998           1998            1998           1999
                        --------    ----------    ------------   -----------
Revenues                $ 32,012    $ 39,386         $107,871       $ 75,951
Income (loss) before
 income taxes             (4,129)     (2,982)          11,644(1)         546(2)
Net income (loss)         (2,725)     (1,968)           7,638(1)         194(2)
Net income (loss) per
 common share-Basic         (.29)       (.21)             .84(1)         .02(2)
Net income (loss) per
 common share-Diluted       (.29)       (.21)             .84(1)         .02(2)
Market price of shares
 outstanding
-market high              18 5/8      18 1/4         16   3/4        19  3/16
-market low               16 5/8      16             12 11/16        13 11/16


                                     Fiscal Quarters Ended
                        ----------------------------------------------------
                         May 24,    August 23,  November 22,   February 28,
Fiscal 1998               1997        1997          1997           1998
-----------             --------    ----------  ------------   -----------
Revenues                $ 27,748    $ 37,257       $ 106,305      $ 87,119(3)
Income (loss) before
 income taxes             (3,602)       (629)         14,427         4,544
Net income (loss)         (2,377)       (415)          9,522         2,998
Net income (loss) per
 common share-Basic         (.25)       (.04)           1.00           .32
Net income (loss) per
 common share-Diluted       (.25)       (.04)            .99           .32
Market price of shares
 outstanding
 - market high           15 15/16      17 1/4         17 1/2        18 5/8
 - market low            12 1/2        15 1/2         14 7/8        14 1/8


(1) See Note 11 -- Write-off of Computer Project.
(2) See Note 12 -- Severance Costs.
(3) Restated to conform with the current year presentation.

11.  WRITE-OFF OF COMPUTER PROJECT

     During the third quarter of fiscal 1999, the Company recorded a non-recurring charge related to the termination of the installation of a purchased order entry computer system, and wrote off its investment of $1.4 million on a pre-tax basis ($920,000 after-tax). The Company has decided to internally upgrade its existing order entry system; the upgrade is scheduled to be completed in mid-1999 at a substantially lower cost than installing and customizing the purchased system.

12.  SEVERANCE COSTS

     In the fourth quarter of fiscal 1999, the Company recorded severance costs of $765,000 on a pre-tax basis ($497,000 after-tax) related to the departure of several executives.

13.  STOCK REPURCHASE PROGRAMS

     On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of September 3, 1998, the Company completed the 1 million share repurchase program at a total cost of $15,118,000.

     On October 7, 1998, the Board of Directors authorized the Company to repurchase up to 1 million additional shares of its common stock in the open market from time to time, subject to market conditions. As of February 27, 1999, the Company had repurchased 75,000 shares at a total cost of $967,000.

     The repurchased shares are used by the Company to make matching contributions to its Profit Sharing/401(k) Plan, to issue shares under its 1997 Performance Unit, Restricted Stock, Non-Qualified and Incentive Stock Option Plan, to issue shares under its 1997 Stock Option Plan for Non-Employee Directors, and to issue shares under its Employee Stock Purchase Plan.

14.  NONCASH FINANCING ACTIVITIES

     During fiscal 1997, certain non-qualified stock options were exercised by a stock plan participant using noncash consideration. The Company has received shares of its Common Stock in consideration for the exercise price and for income taxes required to be withheld. Such stock is reported as Treasury Stock on the Balance Sheet. The number of Treasury Stock shares accepted as consideration for such stock option exercise was determined by the market price of the Company's Common Stock on the exercise date. These transactions, for purposes of the Statements of Cash Flows, are deemed to be noncash financing activities and, as such, have not been reflected on the Statements.

A summary of activity follows:

                                               Consideration
                                            ----------------------
Fiscal  Options            Exercise         Lillian Vernon Corp.
Year    Exercised          Price              Common Stock
----    --------------     ----------         ------------
1997    180,000 shares     $1,440,000         133,759 shares

15.  SUBSEQUENT EVENT

     On April 15, 1999, the Company's Board of Directors unanimously adopted a shareholder rights plan (the "Plan"), commonly referred to as a poison pill. Under the Plan, shareholders of record on April 30, 1999, and shareholders who acquire the Company's common stock after that date (unless as excepted under the terms of the Plan) until the distribution date will receive rights to purchase a unit consisting of one one-thousandth of a Series A Preferred Share of the Company at $70.00 per unit. The rights are not exercisable until the Board of Directors declares a distribution date.

     The Board of Directors may declare a distribution date within 10 days following (i) the acquisition of or right to acquire by a person or group, 20% or more of the outstanding common shares of the Company or (ii) the commencement of a tender offer or exchange offer that would, if completed, result in a person or group beneficially owning 20% or more of the Company's common shares. A distribution date will not be declared if a person or group owns more than 20% but less than 25% on April 30, 1999, and that person or group does not become the beneficial owner of any additional shares of common stock. Upon the declaration of a distribution date, each holder of the right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the alternative, the Board of Directors at its option may exchange all outstanding and exercisable rights for common shares at an exchange ratio of one common share per each right. The Board may redeem the rights prior to an event triggering a distribution date at $.001 per right.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Lillian Vernon Corporation:


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Lillian Vernon Corporation and its subsidiaries (the "Company") at February 27, 1999 and February 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                             /S/ PRICEWATERHOUSECOOPERS LLP

New York, New York
April 20, 1999

                           LILLIAN VERNON CORPORATION
                           --------------------------

                                    Form 10-K

                                    Exhibits