Form 10-Q
period 1999-05-29
LILLIAN VERNON CORP
filed 1999-07-13
CIK 818008

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended May 29, 1999.

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from .  . . . . . to. . .. . . . . .

               Commission file number 1-9637.


                           LILLIAN VERNON CORPORATION

             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                   13-2529859
----------------------------------       ------------------------------------
(State or other jurisdiction             (IRS Employer Identification Number)
 of incorporation or organization)


                     1 Theall Road, Rye, New York        10580
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


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
Yes    X     No
     ----       ----

Number of shares outstanding of each of the issuers classes of common stock:
9,191,417 Shares of Common Stock, $.01 par value, as of July 2, 1999.

                           LILLIAN VERNON CORPORATION
                           --------------------------

                                    Form 10-Q

                                  May 29, 1999


Part I. Financial Information                                     Page #
-----------------------------                                     ------
         Item 1.
         Consolidated Balance Sheets as of
         May 29, 1999, May 30, 1998
         (unaudited) and February 27, 1999
         (audited)                                                   3

         Consolidated Statements of Operations
         for the quarters ended May 29, 1999
         and May 30, 1998 (unaudited)                                4

         Consolidated Statements of
         Cash Flows for the quarters ended
         May 29, 1999 and May 30,1998
         (unaudited)                                                 5

         Notes to Consolidated Financial
         Statements                                                  6-7

         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                               8-11

         Item 3.
         Quantitative and Qualitative
         Disclosures About Market Risk                               11


Part II. Other Information                                           12
--------------------------

Signatures                                                           13

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                             MAY 29,      MAY 30,    FEBRUARY 27,
                                                               1999         1998         1999
                                                           -----------  ----------  --------------
                                                                 (UNAUDITED)           (AUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                   $ 34,975     $ 16,493     $ 31,834
 Accounts receivable, net                                       9,057       10,763       21,093
 Merchandise inventories                                       25,358       39,961       26,700
 Deferred income taxes                                          1,088        1,214        1,355
 Prepayments and other current assets                          10,992       14,502        9,671
                                                           -----------  ----------  --------------
  Total current assets                                         81,470       82,933       90,653

Property, plant and equipment, net (Note 1)                    37,374       37,953       37,811
Deferred catalog costs                                          6,097        5,805        6,192
Other assets                                                    4,367        3,431        3,550
                                                           -----------  ----------  --------------
  Total                                                      $129,308     $130,122     $138,206
                                                           -----------  ----------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable and accrued expenses                 $ 12,651     $ 11,662     $ 17,437
 Overdrafts                                                     1,626           29        1,920
 Customer deposits                                                186          109          228
 Current portion of long-term debt and lease obligations           --          699           --
 Income taxes payable                                              --           --        1,072
                                                           -----------  ----------  --------------
  Total current liabilities                                    14,463       12,499       20,657

Deferred compensation                                           3,017        3,407        3,049
Deferred income taxes                                           1,423          878        1,236
                                                           -----------  ----------  --------------
  Total liabilities                                            18,903       16,784       24,942
                                                           -----------  ----------  --------------

Stockholders' equity:
 Preferred stock, $.01 par value; 2,000,000 shares
  authorized; no shares issued and outstanding                     --           --           --
 Common stock, $.01 par value; 20,000,000 shares
  authorized; issued-10,389,674 shares                            104          104          104
 Additional paid-in capital                                    31,236       31,166       31,322
 Retained earnings                                             97,419       97,367      100,760
 Treasury stock, at cost-1,195,327 shares, 1,012,339
  shares and 1,231,806 shares, respectively                   (18,354)     (15,299)     (18,922)
                                                           -----------  ----------  --------------
  Total stockholders' equity                                  110,405      113,338      113,264
                                                           -----------  ----------  --------------
  Total                                                      $129,308     $130,122     $138,206
                                                           -----------  ----------  --------------








                 See Notes to Consolidated Financial Statements
                                  Page 3 of 13

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                                 Fiscal Quarters Ended
                                                         -------------------------------------
                                                                  May 29,             May 30,
                                                                     1999                1998
                                                         -----------------   -----------------
  Revenues                                                        $29,118             $32,040

  Costs and expenses:
       Product and delivery costs                                  14,620              15,540
       Selling, general and administrative expenses                18,929              20,912
                                                                  -------             -------
                                                                   33,549              36,452
                                                                  -------             -------
           Operating loss                                          (4,431)             (4,412)
  Interest income (expense) - net                                     377                 283
                                                                  -------             -------
           Loss before income taxes                                (4,054)             (4,129)

  Provision for (benefit from) income taxes:
       Current                                                     (1,954)             (1,963)
       Deferred                                                       454                 559
                                                                  -------             -------
                                                                   (1,500)             (1,404)
                                                                  -------             -------
           Net loss                                               ($2,554)            ($2,725)
                                                                  -------             -------

  Net loss per common share - Basic                                 ($.28)              ($.29)
                                                                  -------             -------

  Net loss per common share - Diluted                               ($.28)              ($.29)
                                                                  -------             -------

  Weighted average number of common shares -
       Basic                                                        9,180               9,368
                                                                  -------             -------

  Weighted average number of common and
       common share equivalents - Diluted                           9,195               9,552
                                                                  -------             -------



                 See Notes to Consolidated Financial Statements
                                  Page 4 of 13

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                             Fiscal Quarters Ended
                                                                                    --------------------------------------
                                                                                             May 29,              May 30,
                                                                                                1999                 1998
                                                                                    -----------------    -----------------
                                                                                                  (Unaudited)
Cash flows from operating activities:
    Net loss                                                                                 ($2,554)             ($2,725)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation                                                                             564                  663
        Amortization                                                                              39                   49
        (Increase) decrease in accounts receivable                                            12,036               11,869
        (Increase) decrease in merchandise inventories                                         1,342               (3,026)
        (Increase) decrease in prepayments and other current assets                           (1,321)              (4,329)
        (Increase) decrease in deferred catalog costs                                             95                  117
        (Increase) decrease in other assets                                                     (856)                (268)
        Increase (decrease) in trade accounts payable and accrued expenses                    (4,786)              (4,669)
        Increase (decrease) in customer deposits                                                 (42)                 (38)
        Increase (decrease) in income taxes payable                                           (1,072)              (4,581)
        Increase (decrease) in deferred compensation                                             (32)                 (19)
        Increase (decrease) in deferred income taxes                                             454                  559
                                                                                             -------              -------
            Net cash provided by (used in) operating activities                                3,867               (6,398)
                                                                                             -------              -------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                  (127)                (793)
                                                                                             -------              -------
            Net cash used in investing activities                                               (127)                (793)
                                                                                             -------              -------

Cash flows from financing activities:
    Principal payments on long-term debt and capital lease obligations                            --                 (695)
    Increase (decrease) in cash overdrafts                                                      (294)                (975)
    Dividends paid                                                                              (787)                (792)
    Payments to acquire treasury stock                                                           (37)                (549)
    Reissuance of treasury stock for stock option and employee benefit plans                     505                  552
    Other                                                                                         14                    7
                                                                                             -------              -------
            Net cash used in financing activities                                               (599)              (2,452)
                                                                                             -------              -------

            Net increase (decrease) in cash and cash equivalents                               3,141               (9,643)
                                                                                             -------              -------

Cash and cash equivalents at beginning of period                                              31,834               26,136
                                                                                             -------              -------
Cash and cash equivalents at end of period                                                   $34,975              $16,493
                                                                                             -------              -------


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                                $ --                  $74
        Income taxes                                                                           1,364                4,630





                 See Notes to Consolidated Financial Statements
                                  Page 5 of 13

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 27, 1999.


1. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are summarized as follows (in thousands):

                                            May 29,    May 30,    February 27,
                                             1999       1998          1999
                                            -------    -------    ------------

      Land and buildings                    $32,520    $31,840     $32,507
      Machinery and equipment                32,619     29,687      32,577
      Furniture and fixtures                  3,716      3,583       3,670
      Leasehold improvements                    922      4,046         896
      Capital leases                              -      1,262           -
                                            -------    -------     -------

        Total property, plant &
          equipment, at cost                 69,777     70,418      69,650

        Less, accumulated depreciation
               and amortization              32,403     32,465      31,839
                                            -------    -------     -------

      Property, plant and equipment-net     $37,374    $37,953     $37,811
                                            -------    -------     -------

2. EARNINGS (LOSS) PER SHARE

      Basic and diluted earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                                      Fiscal Quarters Ended
                                                      ---------------------
                                                      May 29,       May 30,
                                                       1999          1998
                                                      -------       -------

      Net Loss-Basic and Diluted                     ($2,554)       ($2,725)
                                                     -------        -------

      Weighted average shares for
      Basic EPS                                        9,180          9,368

      Add: incremental shares from
      stock option exercises                              15            184
                                                     -------        -------

      Weighted average shares for
      Diluted EPS                                      9,195          9,552
                                                     -------        -------


      In the fiscal quarters ended May 29, 1999 and May 30, 1998, options on 830,000 and 177,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.


3. RECLASSIFICATIONS

      Certain reclassifications have been made in the prior year financial statements to conform with the fiscal 2000 presentation.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended May 29, 1999

Revenues for the quarter ended May 29, 1999 were $29.1 million, a decrease of $2.9 million, or 9.1% lower than the quarter ended May 30, 1998. The primary cause for the lower revenue was an approximate 22% planned reduction in catalog circulation during the quarter. Revenue per catalog rose 17% in the first quarter as compared to the same period last year.

Product and delivery costs of $14.6 million decreased by $.9 million, or 5.9% in the quarter ended May 29, 1999, as compared to the first quarter of the prior year. These costs comprised a higher percentage of revenues, 50.2% in the current quarter, compared to 48.5% in the first quarter last year. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees. The decrease in costs was primarily due to a decrease in the number of orders received, while the increase as a percentage of revenue was due to the fixed costs of the Company's Distribution Center being absorbed by the lower revenue in the current quarter, as well as higher United Parcel Service and U.S. Postal Service rates.

Selling, general and administrative (SG&A) expenses of $18.9 million, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, decreased $2.0 million, or 9.5% during the first quarter. As a percentage of revenues, SG&A costs decreased to 65.0% in the first quarter this year, compared to 65.3% in the first quarter last year. The decrease in SG&A expenses was largely due to a decrease in catalog costs, which was the result of lower circulation during the quarter. The improved percentage of revenues was largely the result of achieving 17% higher revenue per catalog than the first quarter last year. The Company experienced increases over the prior year for computer costs related to its Year 2000 project, as well as higher expenses related to its improved Internet site.

Interest income (expense)-net for the quarter ended May 29, 1999 was $.1 million higher than the first quarter of the prior year, as a result of greater interest earned on substantially higher cash investments, and lower interest expense in the current quarter, principally due to the repayment of all long term debt in the third quarter of the prior year.

The effective income tax rate was 37.0% in the current quarter, compared to 34% in the first quarter of the prior year. The higher tax rate more closely reflects the fiscal 1999 annual tax rate incurred.

Financial Condition

The Company's balance sheet and liquidity are strong. Cash and cash equivalents increased $3.1 million during the first quarter of fiscal 2000 to $35.0 million, the current ratio improved from 4.4:1 at February 27, 1999 to 5.6:1 at May 29, 1999, and there was no long term debt outstanding during the current quarter. The Company's working capital needs have been met with funds generated from operations. Compared to the end of the first quarter last year, cash and cash equivalents rose by $18.5 million, or 112%, principally because of carrying reduced inventory.

The Company generated $10.3 million more funds from operating activities in the current three month period compared to the same period last year, due to less prepaid catalog costs, lower inventory purchases, and reduced income tax payments. Inventory levels are $14.6 million or 37% lower this year, as compared to last year's first quarter. Capital spending was also lower as compared to last year's level, and there are no significant capital commitments for fiscal 2000. The Company paid dividends totaling $.8 million ($.08 per share) during its first quarter, the same as in the first quarter of the prior year.

During the three months ended May 29, 1999, the Company acquired 2,900 shares of its common stock at a cost of approximately $37,000 under its current open market stock repurchase program which was authorized by the Board of Directors on October 7, 1998. As of May 29, 1999, the Company had repurchased 77,900 shares under the new program at a total cost of approximately $1 million.

Year 2000 Compliance Program

The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform its critical functions: (1) process sales orders from, and ship merchandise to customers, (2) order and receive merchandise from vendors, and 3) process payments to vendors, employees and shareholders. The Company is in the final stages of modifying its internal computer software applications and systems to function properly with respect to dates in the Year 2000 and thereafter. The Company has utilized both its in-house staff as well as outside resources to modify its systems. This work is expected to be completed by July 31, 1999 and is currently on schedule. In addition to internal systems, the Company has established procedures to determine that outside computer software vendors are either already Year 2000 compliant or have timely dates when they intend to be compliant. The Company has also reviewed all computer hardware such as mid-range, mainframe and personal computers, networks, telephone switches, voice mail systems, and time clocks, as well as its distribution and warehouse equipment, and has made the necessary modifications to ensure Year 2000 compliance. The Company has also contacted its various merchandise vendors to inquire as to their Year 2000 readiness, and is continuing to follow up with those vendors who have not responded to date.

Costs

The Company presently anticipates that the cost of modifying its computer software applications and systems to be Year 2000 compliant will be approximately $2.0 million, of which approximately $1.3 million has been spent to date. These amounts are expected to be funded from operating cash flow.

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

Forward Looking Statements

Except for historical information contained herein, this Report on Form 10-Q contains forward looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the strength of the economy and overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, increasing competition in the direct mail industry, changes in government regulations, dependence on foreign suppliers, and possible future increases in operating costs, including postage and paper costs, as well as issues relating to Year 2000 compliance by the Company's suppliers. For further information, see Part I of Form 10-K for the fiscal year ended February 27, 1999.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.
                                OTHER INFORMATION


Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.


Item 6.  Exhibits and Reports on Form 8-K.


Exhibits:         None

Reports on Form 8-K:     Form 8-K -  Item 5 - Other Events.
                         Shareholder Rights Agreement
                         Dated April 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Lillian Vernon Corporation


Date: July 12, 1999                          By: /s/ Richard P. Randall
                                                 ---------------------------
                                                 Richard P. Randall
                                                 Senior Vice President,
                                                 Chief Financial Officer