Form 10-Q
period 1999-08-28
LILLIAN VERNON CORP
filed 1999-10-12
CIK 818008

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended August 28, 1999.

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from . . . . . to. . . . . .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Number of shares outstanding of each of the issuer's classes of common stock:
9,152,061 Shares of Common Stock, $.01 par value, as of October 8, 1999.

                           LILLIAN VERNON CORPORATION
                           --------------------------

                                    Form 10-Q

                                 August 28, 1999


Part I. Financial Information                                        Page #
-----------------------------                                        ------
         Item 1.
         Condensed Consolidated Balance Sheets
         as of August 28, 1999, August 29, 1998
         and February 27, 1999  (unaudited)                            3

         Consolidated Statements of Operations
         for the quarters and six months ended
         August 28, 1999 and August 29, 1998 (unaudited)               4

         Consolidated Statements of Cash Flows
         for the six months ended August 28, 1999
         and August 29, 1998 (unaudited)                               5

         Notes to Consolidated Financial
         Statements                                                    6-7

         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                 8-12

         Item 3.
         Quantitative and Qualitative Disclosures
         About Market Risk                                             12

Part II. Other Information                                             13
--------------------------

Signatures                                                             14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      AUGUST 28,        AUGUST 29,      FEBRUARY 27,
                                    ASSETS                                                  1999              1998              1999
                                    ------                                         --------------    --------------    -------------
       Current assets:
           Cash and cash equivalents                                                     $14,278              $398           $31,834
           Accounts receivable                                                            11,153            12,340            21,093
           Merchandise inventories                                                        44,402            56,164            26,700
           Deferred income taxes                                                              --                --             1,355
           Prepayments and other current assets                                           16,097            27,470             9,671
                                                                                   --------------    --------------    -------------
               Total current assets                                                       85,930            96,372            90,653

       Property, plant and equipment, net (Note 1)                                        37,190            37,975            37,811
       Deferred catalog costs                                                              8,571            11,327             6,192
       Other assets                                                                        4,354             3,823             3,550
                                                                                   --------------    --------------    -------------
               Total                                                                    $136,045          $149,497          $138,206
                                                                                   --------------    --------------    -------------


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

       Current liabilities:
           Trade accounts payable and accrued expenses                                   $21,614           $19,641           $17,437
           Cash overdrafts                                                                 1,500             5,596             1,920
           Customer deposits                                                                 389               543               228
           Current portion of long-term debt and lease obligations                            --               635                --
           Revolving debt                                                                     --            10,500                --
           Income taxes payable                                                               --                --             1,072
           Deferred income taxes                                                              43               335                --
                                                                                   --------------    --------------    -------------
               Total current liabilities                                                  23,546            37,250            20,657

       Deferred compensation                                                               2,985             3,384             3,049
       Deferred income taxes                                                               1,587             2,185             1,236
                                                                                   --------------    --------------    -------------
               Total liabilities                                                          28,118            42,819            24,942
                                                                                   --------------    --------------    -------------


       Stockholders' equity:
           Preferred stock, $.01 par value; 2,000,000 shares
               authorized; no shares issued and outstanding                                   --                --                --
           Common stock, $.01 par value; 100,000,000 shares,
               20,000,000 shares, 20,000,000 shares authorized, respectively;
               issued - 10,389,674 shares                                                    104               104               104
           Additional paid-in capital                                                     31,336            31,148            31,322
           Retained earnings                                                              94,896            94,653           100,760
           Treasury stock, at cost - 1,201,007 shares, 1,240,659 shares
               and 1,231,806 shares, respectively                                        (18,409)          (19,227)         (18,922)
                                                                                   --------------    --------------    -------------
               Total stockholders' equity                                                107,927           106,678           113,264
                                                                                   --------------    --------------    -------------
               Total                                                                    $136,045          $149,497          $138,206
                                                                                   --------------    --------------    -------------




                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)





                                                       Second Quarter Ended       Six Months Ended
                                                      ----------------------   -----------------------
                                                      August 28,  August 29,   August 28,   August 29,
                                                         1999        1998        1999         1998
                                                      ----------  ----------   ----------   ----------
Revenues ...........................................   $ 35,499    $ 39,510    $ 64,616    $ 71,551

Costs and expenses:
        Product and delivery costs .................     19,221      20,602      33,841      36,144
        Selling, general and administrative expenses     19,252      21,885      38,180      42,797
                                                       --------    --------    --------    --------
                                                         38,473      42,487      72,021      78,941
                                                       --------    --------    --------    --------
                Operating loss .....................     (2,974)     (2,977)     (7,405)     (7,390)
Net interest income (expense) ......................        262          (5)        639         278
                                                       --------    --------    --------    --------
                Loss before income taxes ...........     (2,712)     (2,982)     (6,766)     (7,112)

Provision for (benefit from) income taxes:
        Current ....................................     (2,299)     (3,870)     (4,252)     (5,833)
        Deferred ...................................      1,295       2,856       1,749       3,415
                                                       --------    --------    --------    --------
                                                         (1,004)     (1,014)     (2,503)     (2,418)
                                                       --------    --------    --------    --------
                Net loss ...........................   ($ 1,708)   ($ 1,968)   ($ 4,263)   ($ 4,694)
                                                       --------    --------    --------    --------

Net loss per common share - Basic ..................   ($   .19)   ($   .21)   ($   .46)   ($   .50)
                                                       --------    --------    --------    --------

Net loss per common share - Diluted ................   ($   .19)   ($   .21)   ($   .46)   ($   .50)
                                                       --------    --------    --------    --------

Weighted average number of common shares -
        Basic and Diluted ..........................      9,195       9,285       9,188       9,325
                                                       --------    --------    --------    --------




                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX  MONTHS  ENDED
                                                                                   --------------------------------
                                                                                      AUGUST 28,        AUGUST 29,
                                                                                            1999              1998
                                                                                   --------------    --------------
    Cash flows from operating activities:
       Net loss                                                                          ($4,263)          ($4,694)
       Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
           Depreciation                                                                    1,221             1,401
           Amortization                                                                       81                96
           (Increase) decrease in accounts receivable                                      9,940            10,292
           (Increase) decrease in merchandise inventories                                (17,702)          (19,229)
           (Increase) decrease in prepayments and other current assets                    (6,426)          (17,297)
           (Increase) decrease in deferred catalog costs                                  (2,379)           (5,405)
           (Increase) decrease in other assets                                              (885)             (707)
           Increase (decrease) in trade accounts payable and accrued expenses              4,177             3,310
           Increase (decrease) in customer deposits                                          161               396
           Increase (decrease) in income taxes payable                                    (1,072)           (4,581)
           Increase (decrease) in deferred compensation                                      (64)              (42)
           Increase (decrease) in deferred income taxes                                    1,749             3,415
                                                                                   --------------    --------------
               Net cash used in operating activities                                     (15,462)          (33,045)
                                                                                   --------------    --------------

    Cash flows from investing activities:
       Purchases of property, plant and equipment                                           (600)           (1,553)
                                                                                   --------------    --------------
               Net cash used in investing activities                                        (600)           (1,553)
                                                                                   --------------    --------------

    Cash flows from financing activities:
       Principal payments on long-term debt and capital lease obligations                     --              (759)
       Proceeds from short-term borrowings                                                    --            10,500
       Increase (decrease) in cash overdrafts                                               (420)            4,592
       Dividends paid                                                                     (1,471)           (1,536)
       Payments to acquire treasury stock                                                   (258)           (5,280)
       Reissuance of treasury stock                                                          641             1,355
       Other                                                                                  14               (12)
                                                                                   --------------    --------------
               Net cash provided by (used in) financing activities                        (1,494)            8,860
                                                                                   --------------    --------------

               Net decrease in cash and cash equivalents                                 (17,556)          (25,738)
                                                                                   --------------    --------------

    Cash and cash equivalents at beginning of period                                      31,834            26,136
                                                                                   --------------    --------------
    Cash and cash equivalents at end of period                                           $14,278              $398
                                                                                   --------------    --------------


    Supplemental disclosures of cash flow information: Cash paid during the period for:
           Interest                                                                       $   --              $125
           Income taxes                                                                    1,376             4,642





                 See Notes to Consolidated Financial Statements
                                  Page 5 of 14

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


1.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment are summarized as follows (in thousands):


                                                     August 28,        August 29,       February 27,
                                                        1999              1998              1999
                                                     ----------        ----------       ------------
         Land and buildings                            $32,527           $31,897          $32,507
         Machinery and equipment                        32,825            30,341           32,577
         Furniture and fixtures                          3,837             3,602            3,670
         Leasehold improvements                          1,061               996              896
                                                     ----------        ----------       ------------
           Total property, plant &
             equipment, at cost                         70,250            66,836           69,650

           Less,  accumulated depreciation
                  and amortization                      33,060            28,861           31,839
                                                     ----------        ----------       ------------

         Property, plant and equipment-net             $37,190           $37,975          $37,811
                                                     ----------        ----------       ------------


2.   EARNINGS (LOSS) PER SHARE
     -------------------------

     Basic and diluted earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):


                                           Second Quarter Ended              Six Months Ended
                                        ----------------------------     ------------------------
                                        August 28,        August 29,     August 28,    August 29,
                                           1999              1998           1999          1998
                                        ----------        ----------     ----------    ----------
     Weighted average shares for
     Basic EPS                             9,195             9,285          9,188        9,325

     Add: incremental shares from
     stock option exercises                    -                 -              -            -
                                        --------          --------      ---------     --------
     Weighted average shares for
     Diluted EPS                           9,195             9,285          9,188        9,325
                                        --------          --------      ---------     --------

     As of August 28, 1999 and August 29, 1998, options on 1,192,000 and 1,064,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.


3.   Reclassifications
     -----------------

     Certain reclassifications have been made in the prior year financial statements to conform with the fiscal 2000 presentation.

ITEM 2.
-------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

Results of Operations
---------------------
Quarter Ended August 28, 1999
-----------------------------

Revenues for the quarter ended August 28, 1999 were $35.5 million, compared to $39.5 million last year. Reduced volume was the result of a strategic decision to reduce circulation. Circulation in the quarter was 17% lower than last year, contributing to an increase in revenue per catalog of 8.1%. The increased revenue per catalog was due in large part to a significant increase in the number of new products offered, more targeted circulation and an emphasis on value pricing. Increased revenue from rental of the Company's mailing lists also contributed to the higher revenue in the current quarter.

Product and delivery costs in the quarter ended August 28, 1999 of $19.2 million decreased by $1.4 million, or 6.7% as compared to the second quarter of the prior year. These costs represented a higher percentage of revenues (54.1%) in the current quarter than the same period last year (52.1%). Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees. The decrease in costs was primarily due to a decrease in the number of orders received, while the increase as a percentage of revenue was principally due to operating fixed costs at the Company's distribution center being absorbed by lower sales volume. This was partially offset by a higher gross margin.

Selling, general and administrative (SG&A) expenses of $19.3 million, the largest component of which is the cost of producing, printing and mailing the Company's catalogs, decreased $2.6 million, or 12.0% during the quarter, principally because of 17% lower circulation. As a percentage of revenues, SG&A costs decreased to 54.2% in the quarter, compared to 55.4% last year. The improvement in SG&A expenses as a percentage of revenues is largely attributable to better catalog response rates; demand per circulated page rose 16% in the second quarter this year compared to last year. A Company-wide initiative for cost cutting also contributed to lower SG&A. In support of the Company's strategy to expand its online sales and customer base, higher expenses related to its Internet site were incurred in the second quarter.

Net interest income for the quarter ended August 28, 1999 was $.3 million higher than the second quarter of the prior year as a result of greater interest earned on substantially higher cash investments, and lower interest expense in the current quarter. This was principally due to the repayment of all long term debt in the third quarter of the prior year, and no short term borrowings being incurred during the current quarter.

The effective income tax rate was 37% for the current quarter, compared to 34% in the second quarter of the prior year. The higher rate more closely reflects the fiscal 1999 annual rate incurred.

Results of Operations
---------------------
Six Months Ended August 28, 1999
--------------------------------

Revenues for the six months ended August 28, 1999 were $64.6 million, compared to $71.6 million last year. Revenue per catalog rose 11.5% in the first half as compared to the same period last year. The reduced volume was the result of a strategic decision to reduce circulation, which was 19.3% lower in the first half, compared to the same period last year. The increased revenue per catalog was due in large part to a significant increase in the number of new products offered, more targeted circulation and an emphasis on value pricing.

Product and delivery costs of $33.8 million decreased by $2.3 million, or 6.4% for the six months ended August 28, 1999 as compared to the prior year. These costs represented a higher percentage of revenues (52.4%) in the current period, than the same period last year (50.5%). The decrease in costs was primarily due to a decrease in the number of orders received, while the increase as a percentage of revenue was primarily due to operating fixed costs at the Company's distribution center being absorbed by lower sales volume.

Selling, general and administrative (SG&A) expenses of $38.2 million decreased $4.6 million, or 10.8%, during the current six month period, as compared to last year, principally because of 19.3% lower circulation. As a percentage of revenues, SG&A costs decreased to 59.1% in the current period, compared to 59.8% last year. The improvement in SG&A expenses as a percentage of revenues is largely attributable to better catalog response rates; demand per circulated page rose 16% in the current six month period compared to last year. The Company incurred higher expenses related to its improved Internet site.

Net interest income for the six months ended August 28, 1999 was $.4 million higher than the same period of the prior year, as a result of greater interest earned on substantially higher cash investments, and lower interest expense in the current period. This was principally due to the repayment of all long term debt in the third quarter of the prior year, and no short term borrowings being incurred during the current six month period.

The effective income tax rate was 37% for the six months ended August 28, 1999, compared to 34% in the same period of the prior year. The higher rate more closely reflects the fiscal 1999 annual rate incurred.

Financial Condition
-------------------

The Company's balance sheet and liquidity are strong. Cash and cash equivalents (including cash overdraft positions) increased $18.0 million as of August 28, 1999, as compared to August 29, 1998; the current ratio improved from 2.59:1 at August 29, 1998 to 3.65:1 at August 28, 1999. There was neither long term debt nor short term borrowings outstanding during the current quarter. The Company's working capital needs have been met with funds generated from operations.

The Company utilized $17.6 million less funds for operating activities in the current six month period compared to the same period last year, due to lower catalog costs, lower inventory purchases, and lower income tax payments. Inventory levels are $11.8 million (21%) lower this year, as compared to last year. Capital spending was also lower as compared to last year's level, and there are no significant capital commitments for fiscal 2000. The Company utilized $5 million less funds for its share repurchase program in the current six month period, compared to the same period last year. The Company paid dividends totaling $1.5 million ($.16 per share) during the first six months of the current year, the same as in the first six months of the prior year.

During the six months ended August 28, 1999, the Company acquired 19,400 shares of its common stock at a total cost of $.3 million under its current open market stock repurchase program which was authorized by the Board of Directors on October 7, 1998, bringing the total shares repurchased since inception of the new program to 94,400 shares at a total cost of approximately $1.2 million.

Subsequent to the end of the second quarter, (a) at its September 28, 1999 meeting, the Company's Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock, and (b) through October 7, 1999, the Company repurchased 54,400 shares; the remaining number of shares available to repurchase at October 7, 1999 was 1,351,200.

Paper Hedge Contract
--------------------

In prior years, the Company's earnings have been negatively impacted by significant increases in paper prices. In order to mitigate this risk, the Company implemented a price protection program beginning in September 1999 by signing a collar hedge contract with Enron Capital and Trade Resources Corporation during the second quarter. This four year contract covers the purchase of 56,000 short tons of paper which the Company uses to produce its catalogs, and represents approximately 55% - 65% of the Company's projected catalog production requirements. There is a floor and ceiling to paper prices within the contract, which expires in August 2003. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty.

Year 2000 Compliance Program
----------------------------

The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform its critical functions: (1) process sales orders from and ship merchandise to customers, (2) order and receive merchandise from vendors, and 3) process payments to vendors, employees and shareholders. The Company has completed the modification of its internal computer software applications and systems to function properly with respect to dates in the Year 2000 and thereafter. The Company utilized both its in-house staff as well as outside resources to modify its systems. In addition to internal systems, the Company established procedures to determine that outside computer software vendors are either already Year 2000 compliant or have timely dates when they intend to be compliant. The Company also reviewed all computer hardware such as mid-range, mainframe and personal computers, networks, telephone switches, voice mail systems, and time clocks, as well as its distribution and warehouse equipment, and made the necessary modifications to ensure that it is substantially Year 2000 compliant. The Company also contacted its various merchandise vendors to inquire as to their Year 2000 readiness, and is continuing to follow up with those vendors who have not responded to date.

Costs
-----

The Company's total cost of modifying its computer software applications and systems to be Year 2000 compliant is approximately $1.5 million. These amounts have been funded from operating cash flow.

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

An assessment of the readiness of Year 2000 compliance of third party entities with which the Company has relationships is ongoing. The Company has inquired of significant third party entities as to their readiness with respect to Year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Company will continue to monitor these third party entities to determine the impact on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance and, therefore, the Company has not developed a contingency plan.

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


Forward Looking Statements
--------------------------

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



Item 3.
-------
Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Not Applicable.

PART II.
                                OTHER INFORMATION
                                -----------------

Items 1, 2, 3, and 5 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
-------

          On July 21, 1999, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results with respect to each such matter are summarized below:

          1. Election of two Directors for a three year term expiring at the 2002 Annual Meeting of Stockholders.

                                          For               Withheld
                                          ---               --------
               Lillian Vernon          8,201,127            737,513
               Joel Salon              8,202,195            736,445

          2. Approval of the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the year ending February 26, 2000.

               For                       Against            Abstained
               ---                       -------            ---------
               8,848,156                  1,091              89,393

          3. Approval to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock $.01 par value to 100 million shares.

               For                       Against            Abstained
               ---                       -------            ---------
               7,926,781                1,006,840             5,019

          4. Approval to amend the 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan to increase the number of shares reserved thereunder by an additional 750,000 shares of Common Stock, $.01 par value.

               For            Against            Abstained        Not Voted
               ---            -------            ---------        ---------
               5,258,877     2,147,485             6,677          1,525,601

Item 6. Exhibits and Reports on Form 8-K.
-------

        Exhibit 10.32 - Master Agreement between Registrant and Enron Capital and Trade Resources Corporation.

        Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Lillian Vernon Corporation


Date: October 12, 1999                    By: /s/ Richard P. Randall
                                          -------------------------------------
                                          Richard P. Randall
                                          Senior Vice President,
                                          Chief Financial Officer