Form 10-Q
period 1999-11-27
LILLIAN VERNON CORP
filed 2000-01-10
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended November 27, 1999.
                  -------------------------------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from . . . . . . . . to . . . . . .

                  Commission file number 1-9637.

                           LILLIAN VERNON CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      13-2529859
 ----------------------------               ------------------------------------
 (State or other jurisdiction               (IRS Employer Identification Number)
 of incorporation or organization)

                       1 Theall Road, Rye, New York       10580
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  914-925-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common stock:
8,978,241 Shares of Common Stock, $.01 par value, as of January 6, 2000.

                           LILLIAN VERNON CORPORATION

                                    Form 10-Q

                                November 27, 1999


PART I. FINANCIAL INFORMATION                                          PAGE #
         Item 1.
         Condensed Consolidated Balance Sheets
         as of November 27, 1999, November 28, 1998
         and February 27, 1999  (unaudited)                              3

         Consolidated Statements of Income
         for the quarters and nine months ended
         November 27, 1999 and November 28, 1998 (unaudited)             4

         Consolidated Statements of Cash Flows
         for the nine months ended November 27, 1999
         and November 28, 1998 (unaudited)                               5

         Notes to Consolidated Financial Statements                      6-7

         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                   8-12

         Item 3.
         Quantitative and Qualitative Disclosures
         About Market Risk                                               12

PART II. OTHER INFORMATION                                               13

Signatures                                                               14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands)
                                                 (Unaudited)

                                                                     November 27, November 28, February 27,
                     ASSETS                                                  1999         1998         1999
                                                                     ------------ ------------ ------------
Current assets:
    Cash and cash equivalents                                           $  16,388    $   2,163    $  31,834
    Accounts receivable                                                    32,774       33,253       21,093
    Merchandise inventories                                                45,048       44,810       26,700
    Deferred income taxes                                                      --           --        1,355
    Prepayments and other current assets                                    4,943       12,765        9,671
                                                                        ---------    ---------    ---------
       Total current assets                                                99,153       92,991       90,653

Property, plant and equipment, net                                         36,406       38,080       37,811
Deferred catalog costs                                                     14,598       18,133        6,192
Other assets                                                                4,490        2,917        3,550
                                                                        ---------    ---------    ---------
       Total                                                            $ 154,647    $ 152,121    $ 138,206
                                                                        ---------    ---------    ---------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                         $  30,169    $  28,041    $  17,437
    Cash overdrafts                                                         2,441        1,591        1,920
    Customer deposits                                                         939        1,551          228
    Revolving debt                                                             --        1,000           --
    Income taxes payable                                                      100           --        1,072
    Deferred income taxes                                                     814        2,394           --
                                                                        ---------    ---------    ---------
       Total current liabilities                                           34,463       34,577       20,657
                                                                        ---------    ---------    ---------

Deferred compensation                                                       2,979        3,349        3,049
Deferred income taxes                                                       1,528        1,835        1,236
                                                                        ---------    ---------    ---------
       Total liabilities                                                   38,970       39,761       24,942
                                                                        ---------    ---------    ---------

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                            --           --           --
    Common stock, $.01 par value; 100,000,000 shares,
       20,000,000 shares, 20,000,000 shares authorized, respectively;
       issued - 10,389,674 shares                                             104          104          104
    Additional paid-in capital                                             31,336       31,131       31,322
    Retained earnings                                                     103,766      101,565      100,760
    Treasury stock, at cost - 1,295,413 shares, 1,330,603 shares
       and 1,231,806 shares, respectively                                 (19,529)     (20,440)     (18,922)
                                                                        ---------    ---------    ---------
       Total stockholders' equity                                         115,677      112,360      113,264
                                                                        ---------    ---------    ---------
       Total                                                            $ 154,647    $ 152,121    $ 138,206
                                                                        ---------    ---------    ---------

                               See Notes to Consolidated Financial Statements

                             LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share amounts)
                                             (Unaudited)

                                                     Third Quarter Ended        Nine Months Ended
                                                  ------------------------- -------------------------
                                                  November 27, November 28, November 27, November 28,
                                                          1999         1998         1999         1998
                                                  ------------ ------------ ------------ ------------
Revenues                                             $ 105,630    $ 107,872    $ 170,246    $ 179,423

Costs and expenses:
   Product and delivery costs                           47,165       45,742       81,007       81,885
   Selling, general and administrative expenses         43,130       48,777       81,310       91,575
   Write-off - computer project                             --        1,415           --        1,415
                                                     ---------    ---------    ---------    ---------
                                                        90,295       95,934      162,317      174,875
                                                     ---------    ---------    ---------    ---------
     Operating income                                   15,335       11,938        7,929        4,548
Interest income (expense) - net                             15         (294)         654          (15)
                                                     ---------    ---------    ---------    ---------
     Income before income taxes                         15,350       11,644        8,583        4,533

Provision for (benefit from) income taxes:
   Current                                               4,958        2,418          705       (3,415)
   Deferred                                                722        1,588        2,471        5,003
                                                     ---------    ---------    ---------    ---------
                                                         5,680        4,006        3,176        1,588
                                                     ---------    ---------    ---------    ---------
     Net income                                      $   9,670    $   7,638    $   5,407    $   2,945
                                                     ---------    ---------    ---------    ---------

Net income per common share - Basic                  $    1.06    $     .84    $     .59    $     .32
                                                     ---------    ---------    ---------    ---------

Net income per common share - Diluted                $    1.06    $     .84    $     .59    $     .31
                                                     ---------    ---------    ---------    ---------

Weighted average number of common shares -
   Basic                                                 9,152        9,111        9,176        9,255
                                                     ---------    ---------    ---------    ---------

Weighted average number of common shares -
   Diluted                                               9,152        9,147        9,182        9,386
                                                     ---------    ---------    ---------    ---------

                            See Notes to Consolidated Financial Statements

                           LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)
                                           (Unaudited)

                                                                           Nine Months Ended
                                                                      --------------------------
                                                                      November 27,  November 28,
                                                                              1999          1998
                                                                      ------------  ------------
Cash flows from operating activities:
   Net income                                                             $  5,407      $  2,945
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
       Depreciation                                                          2,757         2,987
       Amortization                                                            169           177
       Write-off - computer project                                             --         1,415
       Increase in receivables                                             (11,681)      (10,621)
       Increase in inventories                                             (18,348)       (7,876)
       (Increase) decrease in prepayments and other current assets           4,728        (2,591)
       Increase in deferred catalog costs                                   (8,406)      (12,211)
       Increase in other assets                                             (1,109)       (1,297)
       Increase in trade accounts payable and accrued expenses              12,732        11,710
       Increase in customer deposits                                           711         1,404
       Decrease in income taxes payable                                       (972)       (4,581)
       Decrease in deferred compensation                                       (70)          (77)
       Increase in deferred income taxes                                     2,461         5,124
                                                                          --------      --------
          Net cash used in operating activities                            (11,621)      (13,492)
                                                                          --------      --------
Cash flows from investing activities:
   Purchases of property, plant and equipment                               (1,352)       (3,244)
                                                                          --------      --------
          Net cash used in investing activities                             (1,352)       (3,244)
                                                                          --------      --------
Cash flows from financing activities:
   Principal payments on long-term debt and capital lease obligations           --        (1,394)
   Increase in cash overdrafts                                                 521           587
   Proceeds from short term borrowings - net of repayments                      --         1,000
   Dividends paid                                                           (2,205)       (2,262)
   Payments to acquire treasury stock                                       (1,669)       (6,623)
   Reissuance of treasury stock                                                866         1,485
   Other                                                                        14           (30)
                                                                          --------      --------
          Net cash used in financing activities                             (2,473)       (7,237)
                                                                          --------      --------

          Net decrease in cash and cash equivalents                        (15,446)      (23,973)
                                                                          --------      --------

Cash and cash equivalents at beginning of period                            31,834        26,136
                                                                          --------      --------
Cash and cash equivalents at end of period                                $ 16,388      $  2,163
                                                                          --------      --------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                           $     --      $    371
       Income taxes                                                          1,388         4,654

                          See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 27, 1999.


1.   PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment are summarized as follows (in thousands):

                                          November 27, November 28, February 27,
                                             1999         1998         1999
                                          ------------ ------------ ------------
       Land and buildings                  $  32,558    $  32,288    $  32,507
       Machinery and equipment                33,529       31,642       32,577
       Furniture and fixtures                  3,854        3,651        3,670
       Leasehold improvements                  1,061          909          896
                                           ---------    ---------    ---------

         Total property, plant &
           equipment, at cost                 71,002       68,490       69,650

         Less:  accumulated depreciation
                and amortization              34,596       30,410       31,839
                                           ---------    ---------    ---------

       Property, plant and equipment-net   $  36,406    $  38,080    $  37,811
                                           ---------    ---------    ---------

2.   EARNINGS PER SHARE
     Basic and diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                         Third Quarter Ended          Nine Months Ended
                                      -------------------------  -------------------------
                                      November 27, November 28,  November 27, November 28,
                                          1999         1998          1999         1998
                                      ------------ ------------  ------------ ------------
      Weighted average shares
       for Basic EPS                        9,152        9,111         9,176       9,255

      Add: incremental shares from
      stock option exercises                   --           36             6         131
                                        ---------   ----------     ---------    --------

      Weighted average shares for
      Diluted EPS                           9,152        9,147         9,182       9,386
                                        ---------   ----------     ---------    --------

      For the third quarters ended November 27, 1999 and November 28, 1998, options on 1,162,000 and 415,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

      For the nine months ended November 27, 1999 and November 28, 1998, options on 972,000 and 237,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.


3.   WRITE-OFF - COMPUTER PROJECT
     During the third quarter of the prior year (fiscal 1999), the Company recorded a non-recurring charge related to the termination of the installation of a computer software package for a new order entry system and wrote-off its investment of $1.4 million on a pre-tax basis ($920,000 after-tax).


4.   RECLASSIFICATIONS
     Certain reclassifications have been made in the prior year financial statements to conform with the fiscal 2000 presentation.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED NOVEMBER 27, 1999

Revenues for the quarter ended November 27, 1999 were $105.6 million compared to $107.9 million last year principally as a result of a strategic decision to reduce circulation to improve profits. Revenue per catalog increased by 10.4% in the quarter on 12% lower circulation as compared to last year. The increased revenue per catalog was due in large part to positive consumer response to a significant increase in the number of new products offered, more targeted circulation and an emphasis on value pricing.

Product and delivery costs in the quarter ended November 27, 1999 of $47.2 million increased by $1.4 million, or 3.1%, compared to the third quarter of the prior year. These costs represented a higher percentage of revenues (44.7%) in the current quarter than the same period last year (42.4%). Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees. Some principal factors that caused product and delivery costs to rise in dollars and as a percentage of revenues included higher wage rates at the Company's National Distribution Center, the operation of a third call center in Las Vegas, Nevada, and lower gross margins due to the Company's emphasis on value pricing.

Selling, general and administrative (SG&A) expenses of $43.1 million, the largest component of which is the cost of producing, printing and mailing the Company's catalogs, decreased $5.6 million, or 11.6%, during the quarter principally because of lower circulation. As a percentage of revenues, SG&A costs decreased to 40.8% in the quarter compared to 45.2% last year. The improvement in SG&A expenses as a percentage of revenues is largely attributable to higher revenue per circulated page which rose 13% in the third quarter this year compared to last year. A Company-wide focus on cost cutting also contributed to lower SG&A. In support of the Company's strategy to expand its online sales and customer base, higher expenses related to its Internet site were incurred in the third quarter as compared to the prior year.

Net interest income for the quarter ended November 27, 1999 was $.3 million higher than the third quarter of the prior year as a result of greater interest earned on substantially higher cash investments and lower interest expense in the current quarter. This was principally due to the repayment of all long term debt in the third quarter of the prior year; no short term borrowings existed during the current quarter.

The effective income tax rate was 37.0% for the current quarter compared to 34.4% in the third quarter of the prior year. The higher rate more closely reflects the fiscal 1999 annual rate.

RESULTS OF OPERATIONS
NINE MONTHS ENDED NOVEMBER 27, 1999

Revenues for the nine months ended November 27, 1999 were $170.2 million compared to $179.4 million last year principally as a result of a strategic decision to reduce circulation to improve profits. Revenue per catalog rose 11.0% in the first nine months of the current year on 15.0% lower circulation as compared to last year. The increased revenue per catalog was due in large part to positive consumer response to a significant increase in the number of new products offered, more targeted circulation and an emphasis on value pricing.

Product and delivery costs of $81.0 million decreased by $.9 million, or 1.1% for the nine months ended November 27, 1999 as compared to the prior year. These costs represented a higher percentage of revenues (47.6%) in the current period, than the same period last year (45.7%). The decrease in costs was primarily due to a decrease in the number of orders processed, while the increase as a percentage of revenue was primarily due to higher wage rates at the Company's National Distribution Center and the operation of a third call center in Las Vegas, Nevada.

Selling, general and administrative (SG&A) expenses of $81.3 million decreased $10.3 million, or 11.2%, during the current nine month period compared to last year, principally because of lower circulation. As a percentage of revenues, SG&A costs decreased to 47.8% in the current period, compared to 51.0% last year. The improvement in SG&A expenses as a percentage of revenues is largely attributable to higher revenue per circulated page which rose 13.8% in the current nine month period compared to last year. A Company-wide focus on cost cutting also contributed to lower SG&A. In support of the Company's strategy to expand its online sales and customer base, higher expenses related to its Internet site were incurred in the current nine month period as compared to the prior year.

Net interest income for the nine months ended November 27, 1999 was $.7 million higher than the same period of the prior year, as a result of greater interest earned on substantially higher cash investments and lower interest expense in the current period. This was principally due to the repayment of all long term debt in the third quarter of the prior year; no short term borrowings existed during the current nine month period.

The effective income tax rate was 37.0% for the nine months ended November 27, 1999, compared to 35.0% in the same period of the prior year. The higher rate more closely reflects the fiscal 1999 annual rate.

FINANCIAL CONDITION

The Company's balance sheet and liquidity are strong. Cash and cash equivalents were $16.4 million as of November 27, 1999, $14.2 million higher than November 28, 1998; the current ratio improved from 2.69:1 at November 28, 1998 to 2.88:1 at November 27, 1999. There was neither long-term debt nor short-term borrowings outstanding during the current quarter, as compared to significant short term borrowings last year. The Company has not borrowed money in the current fiscal year; its working capital needs have been met with funds generated from operations.

The Company utilized $1.9 million less funds for operating activities in the current nine month period compared to the same period last year due to lower catalog costs and lower income tax payments, partially offset by higher inventory purchases. Inventory levels ($45.0 million) are approximately the same this year as last year. Capital spending was lower than last year's level and there are no significant capital commitments anticipated for the balance of fiscal 2000. The Company paid dividends totaling $2.2 million ($.24 per share) during the first nine months of the current year, comparable to the first nine months of the prior year.

The Company utilized $5 million less funds for its share repurchase program in the current nine month period compared to the same period last year. During the nine months ended November 27, 1999, the Company acquired 132,800 shares of its common stock at a total cost of $1.7 million as part of its current 1.5 million shares open market stock repurchase program which was authorized by the Board of Directors on September 28, 1999 and October 7, 1998, bringing the total shares repurchased since inception of the new program to 207,800 shares at a total cost of approximately $2.6 million.

Subsequent to the end of the third quarter (November 28 through January 6, 2000), the Company repurchased 135,100 additional shares; the remaining number of shares authorized to be repurchased at January 6, 2000 was 1,157,100.

PAPER HEDGE CONTRACT
In prior years the Company's earnings have been negatively impacted by significant increases in paper prices. In order to mitigate this risk the Company implemented a price protection program beginning in September 1999 by signing a collar hedge contract with Enron Capital and Trade Resources Corporation. This four year contract covers the purchase of 56,000 short tons of paper which the Company uses to produce its catalogs; this represents approximately 55% - 65% of the Company's projected catalog production requirements. There is a floor and ceiling to paper prices within the contract which expires in August 2003. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty.

The Company did not pay a premium in connection with the establishment of the contract. No amounts are required to be recorded in the accompanying financial statements. As of November 27, 1999, market prices for paper remained within the ranges specified in the contract and as a result, no payments have been required to be made by either party under the agreement.

YEAR 2000 COMPLIANCE PROGRAM
The Company is fully Year 2000 compliant and experienced no interruptions to its normal operations at the start of calendar year 2000. The Company completed the modification of its internal computer software applications and systems to function properly with respect to dates in the Year 2000 and thereafter. The Company utilized both its in-house staff as well as outside resources to modify its systems.

The Company's total cost of modifying its computer software applications and systems to be Year 2000 compliant was approximately $1.5 million. These amounts have been funded from operating cash flow.

As of January 6, 2000, the Company has not experienced any material disruptions of its internal computer systems or software applications, and has not experienced any problems with the computer systems or software applications of its third party vendors and service providers. The Company will continue to monitor these third party entities to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there appears to be no material business risk posed by any such noncompliance.

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Report on Form 10-Q contains forward looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the strength of the economy and overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, increasing competition in the direct mail industry and emerging Internet market, changes in government regulations, dependence on foreign suppliers, and possible future increases in operating costs, including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 27, 1999.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.  Exhibits and Reports on Form 8-K.

         Exhibits: None.

         Reports on Form 8-K:   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Lillian Vernon Corporation


Date: January 10, 2000                          By:  /s/ RICHARD P. RANDALL
                                                     ---------------------------
                                                         Richard P. Randall
                                                         Senior Vice President,
                                                         Chief Financial Officer