Form 10-K
period 2000-02-26
LILLIAN VERNON CORP
filed 2000-05-24
CIK 818008

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]                FOR THE FISCAL YEAR ENDED FEBRUARY 26, 2000

                                       OR

[ ]                     FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-9637

                           LILLIAN VERNON CORPORATION
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                      13-2529859
------------------------                  --------------------------------------
(STATE OF INCORPORATION)                  (I. R. S. EMPLOYER IDENTIFICATION NO.)


  ONE THEALL ROAD, RYE, NEW YORK                                           10580
----------------------------------------                      ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (914) 925-1200


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------

COMMON STOCK, PAR VALUE                                  AMERICAN STOCK EXCHANGE
$.01 PER SHARE.


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

YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (section.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENT, INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]


THE AGGREGATE MARKET VALUE FOR THE VOTING STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE ON MAY 17, 2000) WAS APPROXIMATELY $43,738,000.

AS OF MAY 17, 2000, THERE WERE 8,706,279 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

PART III IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S PROXY STATEMENT PURSUANT TO REGULATION 14A, COVERING THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JULY 19, 2000.

                   THE INDEX TO EXHIBITS APPEARS ON PAGE 23.

================================================================================

                           LILLIAN VERNON CORPORATION
                       FISCAL 2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                             PART I

                                                                            Page
                                                                            ----

Item 1.     Business ......................................................   1

Item 2.     Properties ....................................................  11

Item 3.     Legal Proceedings .............................................  12

Item 4.     Submission of Matters to a Vote of
              Security Holders ............................................  12

                             PART II

Item 5.     Market for the Registrant's Common
              Equity and Related Stockholder Matters ......................  13

Item 6.     Selected Financial Data .......................................  14

Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations ..................................................  15

Item 7a.    Quantitative and Qualitative Disclosure
              about Market Risk ...........................................  21

Item 8.     Financial Statements and Supplementary Data ...................  21

Item 9.     Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure ....................................................21

                             PART III

Item 10.    Directors and Executive Officers of the
              Registrant, Executive Compensation ..........................  22

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management .......................................  22

Item 12.    Certain Relationships .........................................  22

Item 13.    Related Transactions ..........................................  22

                             PART IV

Item 14.    Exhibits, Financial Statements, Schedules
              and Reports on Form 8-K .....................................  22

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Lillian Vernon Corporation (the "Company") is a direct mail specialty catalog and online company concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products. The Company, a predecessor of which was founded in 1951, seeks to provide customers with reasonably priced products that can be differentiated from competitive products either by design, price or personalization. In fiscal 2000, the Company published 33 catalog editions, and mailed approximately 166,000,000 catalogs to past and prospective customers.

     The Company has developed a proprietary customer data base containing information about its customers, including such data as order frequency, size and date of last order, and type of products purchased. These and other factors are analyzed by computer to rank and segment customers to determine those most likely to purchase products offered in the Company's catalogs. The data base contains information with respect to over 23 million customers, gift recipients and people who have requested the Company's catalogs.

     The Company derives a small portion of its revenue from the rental of its customer list to direct mail marketers and other organizations and from a magazine subscription sales program. The Company has a Business to Business operation which sells premium and incentive items, and other products to numerous businesses, including Fortune 500 companies. Business to Business also sells to the wholesale market. The Company also operates a chain of outlet stores which sell Lillian Vernon merchandise. In addition to offering its products through its catalogs, the Company offers its products over the Internet.

     The following table reflects the Company's history in the areas of circulation of its catalogs, number of orders received and average revenue per order received, over the last five fiscal years.

                                            Fiscal Years Ended
                        --------------------------------------------------------

                        February    February    February     February   February
                        26, 2000    27, 1999    28, 1998(3)  22, 1997   24, 1996
                        --------    --------    --------     --------   --------
Number of ............   165,855     188,678     178,917      175,232    179,539
catalogs
mailed
(000's) (1)

Number of ............        33          34          34           29         27
catalog
editions

Number of ............     4,627       4,812       4,936        4,643      4,903
orders
received
(000's)

Average ..............   $ 55.56     $ 55.23     $ 54.13      $ 52.57    $ 49.31
revenue per
order
received (2)

   --------------------

     (1) "Number of catalogs mailed" includes catalog circulation to the extent that related orders are received in that fiscal year.

     (2) "Average revenue per order received" is not reduced for refunds, nor does it include shipping and handling or applicable state sales tax.

     (3)  Fiscal 1998 contained 53 weeks.

CATALOGS AND PRODUCTS

     The Company's catalogs are designed to capture the readers' interest through the use of distinctive covers, colorful product presentations and product descriptions that highlight significant features. The catalogs are created and produced by the Company's in-house creative staff, which includes designers, writers and production personnel. The Company also hires free-lance designers and photographers, as needed. The combination of in-house and free-lance staff enables the Company to maintain both quality control and flexibility in the production of its catalogs.

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

COMPANY CATALOGS AND INTERNET ACTIVITIES

     The Lillian Vernon catalog (the "Core Catalog") offers a wide variety of products including gifts, holiday products, toys and children's products, personal and home accessories, kitchen and houseware products and outdoor products. Depending on the time of the year, the Core Catalog contains between 84 and 120 pages, offering between 500 and 700 products. In fiscal 2000, the Company produced 9 editions of its Core Catalog.

     The Super Sale catalog is primarily used to sell overstocked and deleted merchandise, and is generally mailed only to customers in the Company's data base. The Super Sale catalog typically contains between 84 and 96 pages, offering between 480 and 560 products. In fiscal 2000, the Company produced 4 editions of its Super Sale catalog.

     The Company's Lilly's Kids catalog features toys, games, baby products, room decor and fashion accessories for children. Depending upon the time of the year, the Lilly's Kids catalog has between 48-80 pages, offering between 300 and 550 products. In fiscal 2000, the Company produced 6 editions of its Lilly's Kids catalog.

     The Company's Christmas Memories catalog is targeted to the Christmas season and offers ornaments, holiday decor, gifts, cards and many unique and exclusive products. The Christmas Memories catalog typically is 84 pages, offering 450 items. In fiscal 2000, the Company produced 1 edition of the Christmas Memories catalog.

     The Favorites catalog features many of the best-selling products from all Lillian Vernon catalogs. The Favorites catalog has between 48 and 72 pages, offering between 350 and 500 products. In fiscal 2000, the Company produced 4 editions of its Favorites catalog.

     The Company's Personalized Gifts catalog features gift items, all offered with personalization. The Personalized Gifts catalog is typically between 56 and 64 pages and offers between 350 and 500 products. In fiscal 2000, the Company produced 3 editions of its Personalized Gifts catalog.

     The Neat Ideas catalog offers products which include closet, food preparation, kitchen accessories, kitchen decor, tabletop, organization, bath, laundry, car/garage and outdoor products. The Neat Ideas catalog has between 48 and 64 pages, offering between 350 and 400 products. In fiscal 2000, the Company produced 3 editions of its Neat Ideas Catalog.

     The Lillian Vernon Gardening catalog features a cross-section of functional garden products, as well as garden and floral-themed decorative accessories. A typical Lillian Vernon Gardening catalog has 48 pages offering 300 products. In fiscal 2000, the Company produced 3 editions of the Lillian Vernon Gardening catalog.

     In March 2000 (fiscal year 2001), the Company launched a redesigned Internet site, www.lillianvernon.com. This new e-commerce web site integrates upgraded shopping capabilities and graphic enhancements to offer customers a user-friendly experience, featuring the Company's most popular products. Additionally, all of the Company's 6,000-plus products from all of its catalog titles can be ordered online using an electronic order form. The Company anticipates that current and new customers' use of the website will continue to grow.

     The Company offers a deferred billing program to its customers, in which it agrees to charge the customers' credit cards for the full amount of their purchase at a future date specified in each catalog. The Company does not charge interest to the customers who participate in the deferred billing program.

     All products sold, including personalized products, are unconditionally guaranteed. A customer may return any product, even if personalized, for any reason. The dollar value of refunds requested by customers under the guarantee in fiscal 2000 approximated 4.5% of net revenues.

     The Company purchases its products from approximately 1,100 suppliers. Approximately 79% of the merchandise is purchased abroad, predominantly from manufacturers located in Hong Kong, Taiwan, India, the Peoples' Republic of China, Italy, Thailand and Germany. Most purchase orders are denominated in U.S. dollars. Although no manufacturer is individually material to the Company's operations, the Company buys significant quantities through several Far East trading companies which utilize multiple manufacturers. The Company buys approximately 4% of its purchases through one Far Eastern buying agent, which acts as the Company's representative in its dealings with many different manufacturers in the Peoples' Republic of China, including Hong Kong. The Company also buys approximately 5% of its purchases through one Hong Kong vendor. As a result of its use of foreign suppliers, the Company is subject to the risks of doing business abroad, but has experienced no disruptions. The Asian economic downturn did not materially affect the Company's sourcing of products in the region. Management continues to closely monitor the situation and believes that adequate replacement sources are available to the Company if any of the Company's suppliers fail to meet their obligations.

MARKETING

     The Company maintains a proprietary customer data base containing information with respect to over 23 million customers, gift recipients and people who have requested its catalogs. In addition, the Company rents from, and exchanges mailing lists or specific portions of lists with direct marketers and other organizations to gain new customers. Approximately 166,000,000 catalogs were mailed in fiscal 2000, of which approximately 81% were mailed to people whose names were in the Company's proprietary data base and approximately 19% were mailed to prospects derived from rented lists.

     The Company consistently offers customers special promotions such as gifts with purchase, free shipping and handling, and a deferred billing option, in order to increase sales.

     The Company believes that the size of its computerized data base and its ability to analyze it, as well as rented lists, and to select recipients for a particular mailing are important factors in its success. The Company analyzes various factors (e.g., frequency of order, date of last order, order size, type of products purchased and demographic data) to rank its customer and prospect groups in order to target its catalog mailings to those most likely to purchase its merchandise. The Company updates its data base to include new customers and eliminate non-responders.

     The Company periodically conducts focus groups and participates in customer surveys to enhance its marketing efforts.

MAGAZINE SALES PROGRAM

     The Company launched a new telemarketing program in fiscal 1999 in which inbound order callers are offered the opportunity to subscribe to a magazine of their choice at the guaranteed lowest subscription price. A third party marketer of magazine subscriptions provides reimbursement to the Company for costs related to this program and provides revenue to the Company for every magazine sold and upon the completion of the billing cycles of the magazine subscriptions.

LIST RENTAL

     The Company derives a small portion of its revenue from the rental of its data base to direct mail marketers and other organizations, and from the placement of advertisements for other companies' products in its outgoing packages.

ORDER FULFILLMENT AND DISTRIBUTION

     Orders for merchandise are received by telephone, mail, fax, and the Internet. Orders are received and processed at the Company's National Distribution Center in Virginia Beach, Virginia. Customer Service operations are also conducted at this facility. Recently the Company expanded its telemarketing center in Las Vegas, Nevada, which supplements its Virginia Beach telemarketing facility. The Company also operates a telephone order call center in New Rochelle, New York. The Company receives telephone orders on a 24-hour basis, seven days a week, with orders entered directly into the computer. Mail orders are opened, compared to payments, batched and entered into computer terminals.

     The Company completed an internal upgrading of its existing order entry system during fiscal 2000. The upgrade allows the Company cross-selling capabilities in which a customer is offered a substitute product if the product they ordered is unavailable, or an additional product related to the one ordered by the customer.

     In April of 2000 (fiscal year 2001) the Company began providing telemarketing services to another company.

     The majority of orders are processed, packed and shipped at the Company's National Distribution Center. Some products are drop-shipped from vendors directly to customers; this is the most cost-effective way of satisfying the customer. Approximately 95% of customer orders were shipped by the U.S.Postal Service in fiscal 2000. The Company shipped the balance of its orders via UPS Second Day Air delivery as an option to its customers, for an extra charge.

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

     The Company continually assesses the need to upgrade the capacity of its telemarketing and distribution facilities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

PAPER AND MAILING COSTS

     The Company expends significant amounts on paper in the production of its catalogs. The Company also uses substantial amounts of packing supplies and corrugated boxes to ship its products. In fiscal 2000, the Company spent approximately $21.9 million in total paper costs and also spent approximately $52.0 million in mailing catalogs and packages to its customers.

     In recent years, the U.S. Postal Service has increased its rates for both the mailing of catalogs and packages. The U.S. Postal Service increased its rates in late fiscal 1999 by 3%. There was no change in postal rates in fiscal 2000, and no increases are expected until January 2001. No assurance can be given that postal rates will not continue to increase in the future. United Parcel Service, which increased its rates in each of the last several years, also increased its rates in late fiscal 1999 by 5%. As of May 1, 1999, the Company began utilizing the U.S. Postal Service for regular delivery of all packages. The Company, after substantial testing and review, chose the U.S. Postal Service as its principal carrier; this decision was made to maintain service to its customers and reduce costs for fiscal 2000 and beyond. United Parcel Service is utilized as an optional delivery service for Second Day Air delivery at the customer's request for an additional charge.

     The price of paper is dependent upon supply and demand in the marketplace. The Company's paper cost per page decreased approximately 13% in fiscal 2000 as compared to fiscal 1999, and is expected to be approximately 8% higher in fiscal year 2001 as compared to fiscal 2000.

     The Company has secured paper supply commitments for the majority of its fiscal 2001 paper needs at market prices (for high-volume purchasers) in effect at the time orders are placed. The Company continually monitors the paper market and periodically meets with its paper suppliers in advance of its purchases in order to react to changes in the paper supply market. In addition, the Company entered into a four year paper hedge contract in September 1999 with Enron Capital and Trade Resources Corporation which provides the Company with price protection in the form of a floor and ceiling in purchasing certain of its paper requirements (see Item 7(A) - "Quantitative and Qualitative Disclosure About Market Risk" for further discussion). While the Company cannot estimate the magnitude of future paper and postage increases or decreases, such changes may impact the Company's future earnings. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

MERCHANDISE OVERSTOCKS

     The Company sells its overstocks to its customers at reduced prices, primarily through its Super Sale catalogs, its outlet stores and through special offers made to customers placing orders by telephone and on the Internet. In addition, the Company enters into barter transactions to eliminate excess merchandise.

SEASONALITY

     The Company's business is seasonal. Historically, approximately 70% - 75% of the Company's revenues and substantially all of its net income have been realized during its third and fourth fiscal quarters, which encompass the period September through February. Lower revenue and net losses are typically incurred during its first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with other mail order and retail gift businesses. Further discussion of the effect of seasonality upon revenues and income is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

GOVERNMENT REGULATIONS

     The Company complies with Federal, state and local laws affecting its business. In particular, the Company is subject to Federal Trade Commission regulations governing the Company's advertising and trade practices and Consumer Product Safety Commission regulations governing the standards its products, particularly toys, must meet. While the Company believes it is presently in compliance with such regulations, in the event of noncompliance, the Company may be subject to cease and desist orders, injunctive proceedings, civil fines and other penalties. To date, such governmental regulations have not had a material adverse effect on the Company. On occasion, products offered by the Company have been subject to voluntary recall; however, no such recall has had a material adverse effect on the Company.

     The United States and the other countries in which the Company's products are manufactured may, from time to time, impose new or adjust existing quotas, duties, tariffs or other restrictions, with the result that the Company's ability to continue to import merchandise at required levels could be adversely affected. The Company cannot now predict the likelihood of any such events occurring or the effect on its business of any such event.

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

     In October 1998, the Internet Tax Freedom Act was signed into law by Congress. Among the provisions of this Act is a three-year moratorium on the collection of sales taxes on Internet sales activities. An advisory commission was appointed by Congress to study and recommend whether, and how Internet sales activities should be taxed. The commission recently was unable to reach a consensus opinion, and is no longer in existence. Congress is currently studying the Internet taxation issues, but to date has not enacted any bills into law.

     Although management is unable to predict the likelihood of Congress passing sales tax legislation in the future, the Company does not expect that the collection of sales tax will have a material effect on its results of operations in fiscal 2001.

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

EMPLOYEES

     As of February 26, 2000, the Company and its subsidiaries employed approximately 1,500 employees. During the peak Holiday season, the Company utilizes approximately 5,500 people including seasonal employees working in the telephone order, order processing and distribution areas. Employees are not covered by collective bargaining agreements. The Company considers its employee relations to be good.

COMPETITION

     The retail business in general, and mail order in particular, is highly competitive. The Company competes primarily with other mail order catalogs, as well as Internet websites and retail stores, including specialty shops and department stores, many of which have substantially greater financial resources than the Company. The Company competes on the basis of its exclusive product selection, its personalization capabilities, its proprietary customer list, the quality of its customer service and its unconditional guarantee. Although the Company attempts to market products not available elsewhere, certain products similar to those marketed by the Company may be purchased through other mail order catalogs, online, or in retail stores.

ACQUISITION - RUE DE FRANCE, INC.

     On April 6, 2000 the Company completed the purchase of the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company agreed to pay a cash purchase price of up to $3 million, subject to post closing net worth adjustments. Additionally, the Company agreed to make future payments, contingent upon Rue de France, Inc. achieving certain projected earnings before taxes during the five year fiscal period of the Company commencing on February 27, 2000.

     Rue de France, Inc., a 15 year-old retailer of home furnishings, markets its products through catalogs, a web site and a retail store in Newport, Rhode Island. Rue de France, Inc.'s founder has joined Lillian Vernon Corporation under a multi-year employment contract as President of a newly formed Company subsidiary which acquired the assets of Rue de France, Inc.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters and administrative offices are located in a 65,000 square foot building in Rye, New York. The corporate headquarters includes the executive offices, merchandising, creative, marketing and finance departments, as well as the Business to Business operation. This facility is leased under a sublease agreement expiring on January 30, 2005. In addition to base rent, the sublease provides that the Company is responsible for increases in real estate taxes and operating costs over a base year. The Company has received two renewal options, each for five years, from the owners of the building, an unaffiliated entity, upon the expiration of the sublease, in 2005.

     The Company believes that its headquarters facility is adequate for its anticipated growth needs.

     Until July 1998, the Company's corporate headquarters and administrative offices were located in a 41,664 square foot building in New Rochelle, New York which was leased from two related parties under a net sub-lease which expired on July 30, 1998, with an annual net rental of $430,000, plus all real estate taxes, insurance and capital improvements.

     The Company's 821,000 square foot National Distribution Center is located on approximately 61 acres in Virginia Beach, Virginia. The facility, which became fully operational during the summer of 1988, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc.

     The Company also owns a 154,000 square foot building in Virginia Beach which it utilizes for additional distribution and warehousing space.

     All distribution and warehousing activities, as well as mail order processing, customer service and most telemarketing activities, are conducted at the Virginia Beach facilities.

     In fiscal 1999, the Company leased a 14,905 square foot space in an office complex in Las Vegas, Nevada, as an additional telemarketing facility. The original lease was scheduled to expire on February 28, 2004. In fiscal 2000, the Company signed an amendment to the original lease, which added an additional 4,928 square foot space and extended the lease term until March 31, 2005. The Company is responsible for its share of operating expenses, real estate taxes and utility charges. The Company has an option to extend the amended lease for a period of five years. Additionally, the Company has a right of first offer with respect to any contiguous rental space which may become vacant.

     The Company leases 11,000 square feet in an office building in New Rochelle, New York, which provides additional telemarketing facilities. The current lease runs through December 31, 2002.

     The Company leases thirteen retail locations, which serve as outlet stores, in the states of Virginia, New York, Delaware and South Carolina. The typical retail store is approximately 3,000 square feet. The retail store leases expire from fiscal 2001 through fiscal 2005, and contain various renewal options through fiscal 2009. The Company leases additional outlet store locations on a short-term basis, particularly during the holiday season.

     The Company believes that its facilities are adequate and that its properties are in good condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company knows of no material legal proceedings, pending or threatened, or judgments entered against the Company or any Director or Officer of the Company in his or her capacity as such. See "Government Regulations" for additional discussion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (symbol: LVC). The following table sets forth the high and low sale prices for each quarterly period for the two most recent fiscal years. The stock prices are rounded to the nearest 1/16 point.

         QUARTER ENDED                        HIGH              LOW
         -------------                        ----              ---
         May 30, 1998 .....................   18 5/8            16 5/8
         August 29, 1998 ..................   18 1/4            16
         November 28, 1998 ................   16 3/4            12 11/16
         February 27, 1999 ................   19 3/16           13 11/16
         May 29, 1999 .....................   14 7/8            12
         August 28, 1999 ..................   14 5/8            12 1/2
         November 27, 1999 ................   13 5/16           12 3/4
         February 26, 2000 ................   12 5/8            10 1/2

     As of May 17, 2000, there were 364 registered holders of the Company's Common Stock.

     The Company has paid 33 consecutive quarterly cash dividends on its Common Stock since an initial quarterly dividend of five cents ($.05) per share was paid in May of 1992. The quarterly dividend was increased to seven cents ($.07) per share payable September 1, 1994, and to eight cents ($.08) per share in March 1998. The Board of Directors intends to continue to declare and pay a quarterly dividend. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

     On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its Common Stock in the open market from time to time, subject to market conditions. As of September 3, 1998, the Company completed the one million share repurchase program. The total cost of the program was $15.1 million. On October 7, 1998, the Board of Directors approved a new stock repurchase program which authorizes the Company to repurchase up to an additional one million shares of its Common Stock in the open market from time to time, subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its Common Stock. As of May 17, 2000, the Company had repurchased 631,392 shares, at a total cost of approximately $7.1 million. The Company uses these shares to make matching contributions to its Profit Sharing/401(k) Plan and to issue shares under its Stock Option and Employee Stock Purchase Plans.

ITEM 6. SELECTED FINANCIAL DATA


                                            FISCAL YEARS ENDED
                           -----------------------------------
                           February      February     February      February    February
OPERATING RESULTS          26, 2000      27, 1999     28, 1998(1)   22, 1997    24, 1996
-----------------          --------      --------     --------      --------    --------
(000's)
Revenues ...........       $241,773      $255,220     $258,429      $240,053    $238,192
Income before income
  taxes ............         10,350         5,079       14,740         7,925       8,243
Net income .........          6,289         3,139        9,728         5,231       5,609

PER SHARE
---------
Net income-Basic ...       $    .69      $    .34     $   1.02      $    .54    $    .58
Net Income-
  Diluted ..........            .69           .34         1.01           .54         .56
Book value .........          12.75         12.37        12.46         11.83       11.70
Dividends ..........            .32           .32          .29           .28         .28

FINANCIAL POSITION AT
---------------------
YEAR END (000's)
--------
Cash and cash
  equivalents ........     $ 35,364      $ 31,834     $ 26,136      $ 24,098    $ 25,771
Working capital ......       75,031        69,996       73,951        70,739      76,721
Total assets .........      141,318       138,206      144,359       138,955     135,626
Long-term
  obligations (2) ....          -             -          1,394         2,883       4,335
Stockholders' equity .      114,378       113,264      116,839       113,702     112,692

AVERAGE SHARES
--------------
OUTSTANDING (000's)
-------------------
     Basic ...........        9,128         9,221        9,532         9,658       9,713
     Diluted .........        9,130         9,319        9,636         9,664       9,981
--------------------

(1)  Fiscal year 1998 contained 53 weeks.

(2) Includes current installments and long-term portions of debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

     The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues. The table reflects certain reclassifications made to conform to the current year's presentation.

                                         FISCAL YEARS ENDED
                                 February 26, February 27, February 28,
                                     2000         1999       1998
                                  ---------------------------------

Revenues .......................     100.0%      100.0%      100.0%
Costs and expenses:
 Product and delivery costs ....     (48.5)      (47.1)      (48.2)
 Selling, general and
   administrative expenses .....     (47.9)      (50.1)      (46.3)
Other income ...................       0.3           -           -
Write-off computer project,
   severance costs .............         -        (0.9)          -
                                     -----        -----       ----
     Operating income ..........       3.9         1.9         5.5
Net interest income ............       0.4         0.1         0.2
                                     -----        -----       ----

 Income before income taxes ....       4.3         2.0         5.7
Provision for income taxes .....      (1.7)       (0.8)       (1.9)
                                     ------       -----      -----

Net income .....................       2.6%        1.2%        3.8%
                                     ------       -----      -----


FISCAL 2000 COMPARED TO FISCAL 1999

     Revenues for fiscal 2000 were $241.8 million, a decrease of $13.4 million, or 5.3%, compared to fiscal 1999, principally as a result of a strategic decision to reduce circulation to improve profits. Catalog circulation was 12.1% lower in fiscal 2000 compared to the prior year. Order volume declined by 3.9% in fiscal 2000, and average revenue per order was slightly higher. Revenue per catalog increased in fiscal 2000 by approximately 10.0%, due principally to higher response rates. The significant factors which led to increased revenue per catalog were more new product offerings, targeted circulation, and the Company's continued value pricing.

     Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing, filling and shipping orders, reduced by shipping and handling revenue collected from customers. These costs ($117.4 million) declined by $2.8 million, or 2.3% in fiscal 2000 compared to fiscal 1999, due principally to the lower volume of orders shipped. As a percentage of revenues, product and delivery costs increased from 47.1% in fiscal 1999 to 48.5% in fiscal 2000 primarily due to higher wage rates at the Company's National Distribution Center, the operation of a third call center in Las Vegas, Nevada, and increased shipping and handling costs to satisfy demand for backordered products.

     Selling, general and administrative ("SG&A") expenses, the single largest component of which is the cost of producing, printing, and mailing the Company's catalogs, were $115.8 million in fiscal 2000, compared to $128.0 million in fiscal 1999, a decrease of $12.2 million, or 9.5%, principally due to reduced catalog circulation. As a percentage of revenues, SG&A expenses decreased from 50.1% in fiscal 1999 to 47.9% in fiscal 2000 primarily because the average catalog generated higher revenue, and also cost less to produce. Specifically, the Company's paper cost per page decreased approximately 13% in fiscal 2000 compared to fiscal 1999, and paper cost per page is expected to be approximately 8% higher in fiscal year 2001.

     SG&A costs in fiscal 2000 also included approximately $500,000 in computer costs related to the Company's Year 2000 compliance project; this was in addition to the $1 million spent in fiscal year 1999. The Company completed its Year 2000 compliance project on time and at less than its projected cost and experienced no significant computer problems related to Year 2000. Higher SG&A expenses related to the expansion of the Company's online sales and customer base were incurred during fiscal 2000 compared to the prior year. In addition, postal rates increased in January 1999 by approximately 3%; another increase is not expected until January 2001.

     The Company has secured paper supply commitments to purchase the majority of its expected paper needs for the fiscal year ending February 24, 2001 at market prices (for high-volume purchasers) in effect at the time orders are placed. The Company continually monitors the paper market and periodically meets with its paper suppliers in advance of its purchases in order to react to changes in the paper supply market. In addition, the Company entered into a four year paper hedge contract in September 1999 with Enron Capital and Trade Resources Corporation which provides the Company with price protection in the form of a floor and ceiling in purchasing certain of its paper requirements (see
Item 7(A)- "Quantitative and Qualitative Disclosure About Market Risk" for further discussion).

     Other income of $.7 million was a result of the sale of stock received from the de-mutualization of an insurance company which insures the lives of two Company officers ($.6 million), and profit from the sale of Company-owned land under an easement order in the City of Virginia Beach, Virginia ($.1 million).

     Net interest income in fiscal 2000 was $1.0 million, compared to $.2 million in fiscal 1999. The increase of $.8 million was principally the result of interest earned on substantially higher cash investments. Interest expense was also lower in the current fiscal year, principally due to the repayment of all long-term debt in the third quarter of the prior fiscal year and no short-term borrowings during fiscal year 2000.

     The Company's effective income tax rate in fiscal 2000 increased to 39.2%, as compared to 38.2% in fiscal 1999. The increase in the effective tax rate was principally related to the Company's inability to fully deduct its entire charitable contribution tax carryforward prior to its expiration.

FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues for fiscal 1999 were $255.2 million, a decrease of $3.2 million, or 1.2%, compared to fiscal 1998. Order volume declined by approximately 3% in fiscal 1999, partially due to one less week in the fiscal year (52 weeks), as compared to fiscal 1998 (53 weeks). Catalog circulation was higher by 5.5% in fiscal 1999. Average revenue per catalog declined in fiscal 1999 by approximately 5.7%, due to lower response rates which were partially offset by higher average order size. The decline in revenues per catalog was the result of the Company's circulation increase to prospective new customers who were less responsive than existing customers, as well as less than anticipated response in the existing customer data base. The 1999 fiscal year includes $1.6 million of revenue generated from the sale of magazine subscriptions by the Company's telemarketing representatives, a new revenue source in fiscal 1999.

     Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing, filling and shipping orders, reduced by shipping and handling revenue collected from customers. These costs of $120.1 million declined by $4.5 million, or 3.6%, in fiscal 1999 compared to fiscal 1998, principally due to the lower volume of orders shipped. As a percentage of revenues, product and delivery costs decreased from 48.2% in fiscal 1998 to 47.1% in fiscal 1999. The decrease in the percentage of revenues was primarily due to higher gross profit on products sold, a result, in part, of higher initial markups. United Parcel Service rates for packages increased by 9% in early fiscal 1999. As of May 1, 1999, the Company utilized the U.S. Postal Service for regular delivery of all packages. The Company, after substantial testing and review, chose the U.S. Postal Service as its principal carrier; this decision will maintain service to its customers and reduce costs for fiscal 2000 and beyond. United Parcel Service will be used as an optional delivery service for second day delivery at the customers' request, for an additional charge. Management continually implements strategies to attempt to increase revenues, and reduce costs; in May 1998 the fees for shipping and handling that are charged to its customers were increased.

     Selling, general and administrative ("SG&A") expenses were $128.0 million in fiscal 1999, compared to $119.5 million in fiscal 1998, an increase of $8.5 million, or 7.1%. The single largest component of these expenses is the cost of producing, printing, and mailing the Company's catalogs. The increase in SG&A expenses was principally caused by 5.5% higher catalog circulation, as well as an increase in the unit cost to produce a catalog. As a percentage of revenues, SG&A expenses increased from 46.3% in fiscal 1998 to 50.1% in fiscal 1999 primarily because the average catalog generated lower revenue and also cost more to produce. Paper costs increased approximately 10% in fiscal 1999 as compared to fiscal 1998. Postal rates increased in January 1999 by approximately 3%. SG&A costs in fiscal 1999 also included approximately $1 million in computer costs related to the Company's Year 2000 compliance project.

     Fiscal 1999 earnings reflected several non-recurring charges. In the third quarter of fiscal 1999, the Company wrote-off its investment of $1.4 million pre-tax ($920,000 after-tax) in a computer project related to a new order entry system. This write-off had an earnings per share impact of $.10. The Company decided to internally upgrade its existing order entry system; the upgrade was completed in mid-1999 (fiscal 2000) at a substantially lower cost than originally anticipated. In the fourth quarter of fiscal 1999, the Company incurred one-time severance costs of approximately $765,000 pre-tax ($497,000 after-tax) due to the departure of several executives. These severance costs had an earnings per share impact of $.05.

     Net interest income in fiscal 1999 was $.2 million, compared to $.4 million in fiscal 1998. The decrease of $.2 million was the result of reduced interest income due to a lower average investment balance. Interest expense in fiscal

1999 was comparable to fiscal 1998.

     The Company's effective income tax rate in fiscal 1999 increased to 38.2%, as compared to 34% in fiscal 1998. The increase in the effective tax rate was principally due to the Company's inability to fully deduct its entire charitable contribution tax carryforward prior to expiration.

SEASONALITY

     The Company's business is seasonal. Historically, approximately 70% - 75% of the Company's revenue and substantially all of its net income have been realized during the third and fourth fiscal quarters, which encompass the period September through February. Lower revenue and net losses are typically incurred during the first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with other mail order and retail gift businesses.

     Because of slower demand for its products in the first half of its fiscal year, and because of added fixed costs to increase sales year-round and invest in future growth, the Company incurred a cumulative net loss during the first six months of fiscal 2000, 1999, and 1998. Due to these seasonal factors, management expects to incur a loss for the first half of fiscal 2001 as well.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet and liquidity are strong. Cash and cash equivalents increased $3.5 million during fiscal 2000 to $35.4 million; the current ratio remained at the same level of 4.4:1 at February 26, 2000 and February 27, 1999. The Company has not borrowed money in the current fiscal year; its working capital needs have been met with funds generated from operations.

     In fiscal 2000, the Company generated $11.4 million of cash from operating activities. Inventory increased by $7.2 million as of the end of fiscal 2000 compared to fiscal 1999, due to lower than expected sales in the second half of fiscal 2000, more purchases to provide for higher anticipated Spring sales in fiscal 2001, as well as the addition of many new products. The Company's prepaid catalog costs declined by $6.2 million in fiscal 2000 due to significantly lower year-end paper inventory.

     The Company generated $1.1 million from the issuance of common stock through its employee benefit plans.

     Capital spending in fiscal 2000 of $1.6 million was made to upgrade the Company's computer equipment and its distribution machinery and equipment. The Company has no material capital commitments for fiscal 2001. During fiscal 2001, the Company is studying the need to expand the capacity of the National Distribution Center in the future.

     The Company has a $42 million four-year revolving credit facility with two banks which expires in August 2000, and is anticipated to be renewed at that time. This credit facility can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The Company is in compliance with all financial covenants.

     The Company has paid 33 consecutive quarterly cash dividends commencing May 1992. It increased its quarterly dividend from $.05 to $.07 per share in September 1994, and from $.07 to $.08 per share in March 1998. The Company anticipates continuing to pay dividends to its stockholders in the future. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements, and other relevant factors. Dividends in fiscal 2000 totaled $2.9 million, or $.32 per share.

     On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of September 3, 1998, the Company had completed the 1 million share repurchase program at a total cost of $15,118,000.

     On October 7, 1998, the Board of Directors authorized the Company to repurchase up to 1 million additional shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. In fiscal 2000, the Company repurchased 275,900 shares under the current program at a total cost of $3.3 million. As of February 26, 2000, the Company had purchased 350,900 shares since inception of the current program at a total cost of $4.3 million.

     On April 6, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island for a cash purchase price of up to $3 million, subject to post closing net worth adjustments. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain projected earnings before taxes during the five fiscal years commencing February 27, 2000.

     The Company believes that its cash flow from operations, current investment balance, and credit facilities will be sufficient to meet its operating needs for the upcoming fiscal year.

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

YEAR 2000 COMPLIANCE PROGRAM

     The Company is fully Year 2000 compliant and experienced no interruptions to its normal operations at the start of calendar year 2000 or through the current date. The Company utilized both its in-house staff as well as outside resources to modify its systems at a total cost of approximately $1.5 million. These amounts have been funded from operating cash flow. The Company has not experienced any significant problems with the computer systems or software applications of its third party vendors and service providers, and will continue to monitor these third party entities.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which changed the effective date of SFAS 133 from all fiscal quarters of all fiscal years beginning after June 15, 1999 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS 133 and SFAS 137 in the first quarter of its fiscal year commencing February 25, 2001. The Company does not expect adoption of these statements to have a material impact on its financial statements.

FORWARD LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-K contains forward-looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the strength of the economy and overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, increasing competition in the direct mail industry and the expanding Internet market, changes in government regulations, dependence on foreign suppliers, and possible future increases in operating costs, including postage and paper costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's earnings are impacted by significant increases in paper prices. In order to mitigate this risk, the Company implemented a price protection program beginning in September 1999 by signing a collar hedge contract with Enron Capital and Trade Resources Corporation. This four year contract covers 56,000 short tons of a certain grade of paper which the Company uses, among other grades, to produce its catalogs. There is a floor and ceiling to paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium in connection with the establishment of the contract. No amounts are required to be recorded in the accompanying financial statements. As of February 26, 2000, market prices for paper remained within the ranges specified in the contract and as a result, no payments have been required to be made by either party under the agreement.

     The Company has performed a sensitivity analysis to determine what the impact would be under the hedge contract if the price of paper covered by this contract were to change by 10% over the next 12 months. The current price as of February 26, 2000 for the grade of paper subject to this contract is $985 per short ton. If the price of this grade of paper should increase by 10% over the next 12 months, there would be no payment to the Company by the counterparty. If the price of this grade of paper should decrease by 10% over the next 12 months, the Company would be required to make payment to the counterparty. However, any payments made would be offset by the corresponding cost savings the Company would achieve in the lower prices it would pay for its purchases of paper. Therefore, the overall cost would not be material to the Company's Consolidated Statement of Income, Balance Sheet or Statement of Cash Flows as of February 24, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data are found in Part IV at pages F-1 through F-21 herein.

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

     (a)(1) Consolidated Financial Statements

-Balance Sheets - February 26, 2000 and February 27, 1999 ................  F- 2
-Statements of Income for the three Fiscal Years ended
 2000, 1999 and 1998......................................................  F- 3
-Statements of Stockholders' Equity for the three
 Fiscal Years ended 2000, 1999 and 1998...................................  F- 4
-Statements of Cash Flows for the three Fiscal Years
 ended 2000, 1999 and 1998................................................  F- 5
-Notes to Financial Statements ...........................................  F- 6
-Report of Independent Accountants .......................................  F-21

     (a)(2) Schedules

All schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K.

     No Form 8-K reports have been filed by the Registrant during the last quarter of the period covered by this report.

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NO.                        DESCRIPTION                              PAGE
-----------                        -----------                              ----

2.1      -   Plan and Agreement of Merger dated June 29, 1987 between
             Lillian Vernon Corporation, a New York corporation, and
             the Company incorporated in Delaware .........................  (1)

2.2      -   Certificate of Ownership and Merger between Lillian Vernon
             Corporation and the Company incorporated in Delaware filed in Delaware ..................................................  (1)

2.3      -   Certificate of Merger between Lillian Vernon Corporation
             and the Company incorporated in Delaware filed in New York ...  (2)

3.1      -   Certificate of Incorporation with Amendments of Lillian
             Vernon Corporation ...........................................  (2)

3.2      -   By-Laws of Lillian Vernon Corporation ........................  (1)

10.1     -   Amended and Restated Lillian Vernon Corporation Profit
             Sharing Plan ................................................. (10)

10.3     -   1987 Performance Unit, Restricted Stock, Non-Qualified
             Option and Incentive Stock Option Plan .......................  (1)

10.4     -   First Amendment to Employment Agreement with Lillian
             Vernon, formerly Lillian M. Katz .............................  (3)

10.5     -   Executive Deferred Compensation Agreement and first
             amendment thereto with Lillian Vernon, formerly
             Lillian M. Katz ..............................................  (4)

10.6     -   Second Amendment to Deferred Compensation Agreement with
             Fred P. Hochberg .............................................  (5)

10.7     -   Second Amendment to Deferred Compensation Agreement with
             David C. Hochberg ............................................  (6)

10.8     -   Form of Indemnification Agreement with officers and
             directors ....................................................  (1)

10.9     -   Lease for Company's facility at New Rochelle, New York .......  (1)

EXHIBIT NO.                        DESCRIPTION                              PAGE
-----------                        -----------                              ----

10.10    -   Trademark Registrations for Lillian Vernon Corporation -
             Service Mark and Logo ........................................  (1)

10.16    -   Sublease between Fred P. and David C. Hochberg and Company -
             New Rochelle facility ........................................  (5)

10.17    -   Lillian Vernon Corporation 1993 Stock Option Plan for Non-
             Employee Directors ...........................................  (7)

10.21    -   Revolving Credit Agreement, Letter of Credit and Bankers
             Acceptance facility dated as of August 19, 1996 among
             Lillian Vernon Corporation as Borrower, Lillian Vernon
             Fulfillment Services, Inc., LVC Retail Corporation and
             Lillian Vernon International Ltd. as Guarantors, the Banks
             named therein and The Chase Manhattan Bank as agent ..........  (8)

10.22    -   1997 Performance Unit, Restricted Stock, Non-Qualified
             Option and Incentive Stock Option Plan .......................  (9)

10.23    -   1997 Stock Option Plan for Non-Employee Directors ............  (9)

10.24    -   Form of Agreement re: Change of Control with certain
             executive officers ........................................... (11)

10.25    -   Agreement of Sublease dated January 30, 1998 between CVS
             New York, Inc. and the Company and exhibits .................. (11)

10.26    -   Agreement between Lillian Vernon Corporation and Robert S.
             Mednick dated June 11, 1998 .................................. (12)

10.27    -   Employment Agreement with Richard P. Randall dated
             August 11, 1998 .............................................. (13)

10.28    -   Employment Agreement with George Mollo, Jr. dated
             September 25, 1998 ........................................... (14)

10.29    -   Rights Agreement dated as of April 15, 1999 between
             the Company and Continental Stock Transfer & Trust Co. ....... (15)

10.30    -   Supplement to Rights Agreement dated as of April 15, 1999
             between the Company and Continental Stock Transfer & Trust
             Co. .......................................................... (16)

10.31    -   Industrial Real Estate Lease between the Company
             and Howard Hughes Properties, Limited Partnership ............ (16)

10.32    -   Master Agreement between Registrant and Enron Capital &
             Trade Resources Corporation .................................. (17)

10.33    -   Amendment to Industrial Real Estate Lease between the
             Company and Howard Hughes Properties, Limited Partnership ....  E-1

10.34    -   Asset Purchase Agreement by and among RDF Acquisition
             Corporation and Lillian Vernon Corporation and Rue de
             France, Inc., and Pamela F. Kelley and Brendan P. Kelley
             dated as of March 31, 2000 ...................................  E-9

10.35    -   Proprietary Rights Assignment between Pamela Kelley and
             RDF Acquisition Corporation ..................................  E-82

10.36    -   Right of First Refusal Agreement between Lillian Vernon
             Corporation and Pamela F. Kelley dated as of March 31, 2000 ..  E-85

10.37    -   Employment Agreement between RDF Acquisition Corporation
             and Pamela F. Kelley dated as of March 31, 2000 ..............  E-90

10.38    -   Intellectual Property Protection Agreement between RDF
             Acquisition Corporation and Pamela F. Kelley dated
             as of March 31, 2000 .........................................  E-100

21       -   Subsidiaries of registrant ...................................  E-107

23       -   Consent of PricewaterhouseCoopers LLP ........................  E-108

27       -   Financial Data Schedule ......................................  E-109

------------------------------

(1) Filed with Registration Statement on Form S-1 (File No. 33-15430) and incorporated by reference herein.

(2) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1987 and incorporated by reference herein.

(3) Filed with Annual Report on Form 10-K for the year ended February 29, 1992 and incorporated by reference herein.

(4) Amendment filed with Quarterly Report on Form 10-Q for the quarter ended May 30, 1992 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement - see (1) above.

(5) Filed with Annual Report on Form 10-K for the year ended February 27, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement. See (1) above.

(6) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement - see (1) above.

(7) Filed with Registration Statement on Form S-8 (File No.33-71250) and incorporated by reference herein.

(8) Filed with Quarterly Report on Form 10-Q for the quarter ended August 24, 1996 and incorporated by reference herein.

(9) Filed with Registration Statement on Form S-8 on September 26, 1997 (File No. 333-36467) and incorporated by reference herein.

(10) Filed with Registration Statement on Form S-8 on March 31,1998 (File No.333-48951)and incorporated by reference herein.

(11) Filed with Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated by reference herein.

(12) Filed with Quarterly Report on Form 10-Q for the quarter ended May 30, 1998, and incorporated by reference herein.

(13) Filed with Quarterly Report on Form 10-Q for the quarter ended August 29, 1998, and incorporated by reference herein.

(14) Filed with Quarterly Report on Form 10-Q for the quarter ended November 28, 1998, and incorporated by reference herein.

(15) Filed with Report on Form 8-K dated April 22, 1999, and incorporated by reference herein.

(16) Filed with Annual Report on Form 10-K for the year ended February 27, 1999, and incorporated by reference herein.

(17) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1999, and incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                    LILLIAN VERNON CORPORATION

Dated May 24, 2000                  By: /S/ LILLIAN VERNON
                                        -----------------------------
                                            Lillian Vernon, Chairman
                                            of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                      DATE
---------                                  -----                      ----

/S/ LILLIAN VERNON
--------------------------
    Lillian Vernon                  Chairman of the Board         May 24, 2000
                                    of Directors (Principal
                                    Executive Officer)

/S/ SUSAN C. HANDLER
--------------------------
    Susan C. Handler                Vice President-               May 24, 2000
                                    Controller
                                   (Principal Financial
                                    and Accounting Officer)


-------------------
Jonah Gitlitz                       Acting President,             May   , 2000
                                    and Director

/S/ DAVID C. HOCHBERG
--------------------------
    David C. Hochberg               Vice President - Public       May 24, 2000
                                    Affairs and Director

/S/ JOEL SALON
--------------------------
    Joel Salon                      Director                      May 24, 2000

/S/ BERT W. WASSERMAN
--------------------------
    Bert W. Wasserman               Director                      May 24, 2000

/S/ ELIZABETH M. EVEILLARD
--------------------------
    Elizabeth M. Eveillard          Director                      May 24, 2000

/S/ RICHARD A. BERMAN
--------------------------
    Richard A. Berman               Director                      May 24, 2000

                           LILLIAN VERNON CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                              SCHEDULES AND REPORTS


PART II FINANCIAL INFORMATION
ITEM 8. FINANCIAL STATEMENTS

                        LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)


                                                         February 26,  February 27,
                                ASSETS                          2000          1999
                                                         -----------   -----------
Current assets:
  Cash and cash equivalents .............................   $ 35,364     $ 31,834
  Accounts receivable, net of allowances of $576 and $818     22,403       21,093
  Merchandise inventories ...............................     33,926       26,700
  Deferred income taxes .................................      1,355        1,355
  Prepayments and other current assets ..................      4,241        9,671
                                                         -----------   -----------
    Total current assets ................................     97,289       90,653

Property, plant and equipment, net ......................     35,092       37,811
Deferred catalog costs ..................................      5,624        6,192
Other assets ............................................      3,313        3,550
                                                         -----------   -----------
    Total ...............................................   $141,318     $138,206
                                                         -----------   -----------


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable and accrued expenses ...........  $  17,853    $  17,437
  Cash overdrafts .......................................        758        1,920
  Customer deposits .....................................        171          228
  Income taxes payable ..................................      3,476        1,072
                                                         -----------   -----------
    Total current liabilities ...........................     22,258       20,657

Deferred compensation ...................................      3,392        3,049
Deferred income taxes ...................................      1,290        1,236
                                                         -----------   -----------
    Total liabilities ...................................     26,940       24,942
                                                         -----------   -----------

Commitments & Contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; no shares issued and outstanding
  Common stock, $.01 par value; 100,000,000 shares and
    20,000,000 shares authorized in 2000 and 1999
    respectively;Issued - 10,389,674 shares in 2000
    and 1999 ............................................        104          104
  Additional paid-in capital ............................     31,331       31,322
  Retained earnings .....................................    103,847      100,760
  Treasury stock, at cost - 1,419,433 shares in 2000
    and 1,231,806 shares in 1999 ........................    (20,904)     (18,922)
                                                         -----------   -----------
    Total stockholders' equity ..........................    114,378      113,264
                                                         -----------   -----------
    Total ...............................................  $ 141,318    $ 138,206
                                                         -----------   -----------


                           See Notes to Consolidated Financial Statements



                             LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands, except per share amounts)

                                                              Fiscal  Years  Ended
                                                   -----------------------------------------
                                                   February 26,   February 27,   February 28,
                                                          2000           1999           1998
                                                   -----------    -----------     ----------
Revenues ......................................... $   241,773    $   255,220     $  258,429

Costs and expenses:
  Product and delivery costs .....................     117,369        120,125        124,624
  Selling, general and administrative expenses ...     115,792        128,002        119,471
  Write-off - computer project and severance costs                      2,180
  Other income ...................................        (746)
                                                   -----------    -----------     ----------
                                                       232,415        250,307        244,095
                                                   -----------    -----------     ----------
    Operating income .............................       9,358          4,913         14,334
Net interest income ..............................         992            166            406
                                                   -----------    -----------     ----------
    Income before income taxes ...................      10,350          5,079         14,740

Provision for income taxes:
  Current ........................................       3,998          1,220          4,566
  Deferred .......................................          63            720            446
                                                   -----------    -----------     ----------
                                                         4,061          1,940          5,012
                                                   -----------    -----------     ----------
    Net income ................................... $     6,289    $     3,139     $    9,728
                                                   -----------    -----------     ----------

Net income per common share - Basic .............. $       .69    $       .34     $     1.02
                                                   -----------    -----------     ----------
Net income per common share - Diluted ............ $       .69    $       .34     $     1.01
                                                   -----------    -----------     ----------
Weighted average number of common shares -
  Basic ..........................................       9,128          9,221          9,532
Weighted average number of common shares and
  common share equivalents - Diluted .............       9,130          9,319          9,636


                           See Notes to Consolidated Financial Statements


                                             LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (Dollars in thousands)

                                                     Common Stock                                                Treasury Stock
                                                --------------------    Paid -in    Retained      Unearned   -----------------------
                                       Total        Shares    Amount     Capital    Earnings  Compensation       Shares      Amount
                                    --------    ----------   -------   ---------   ---------  ------------   ----------    ---------
BALANCE, FEBRUARY 22, 1997 .......  $113,702    10,363,320   $   104   $  30,783   $  93,929    $      (94)    (753,458)   $(11,020)
Exercise of non-qualified
  stock options ..................       297        16,000                   200         (17)                     7,667         114
Amortization of unearned
  compensation ...................        88                                                            88
Shares purchased by employees
  pursuant to Employee Stock
  Purchase Plan ..................       140        10,354                   140
Purchase of treasury stock .......    (4,396)                                                                  (270,700)     (4,396)
Dividends  ($.29 per share) ......    (2,757)                                         (2,757)
Other ............................        37                                  37
Net income .......................     9,728                                           9,728
                                    ------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 28, 1998 .......   116,839    10,389,674       104      31,160     100,883            (6)  (1,016,491)    (15,302)
Exercise of non-qualified
  stock options ..................     2,048                                            (311)                   154,833       2,359
Amortization of unearned
  compensation ...................         6                                                             6
Shares purchased by employees
  pursuant to Employee Stock
  Purchase Plan ..................       157                                             (33)                    12,367         190
Shares issued for 401-k Plan
  matching contribution ..........       476                                              22                     29,785         454
Purchase of treasury stock .......    (6,623)                                                                  (412,300)     (6,623)
Dividends  ($.32 per share) ......    (2,940)                                         (2,940)
Other ............................       162                                 162
Net income .......................     3,139                                           3,139
                                    ------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 27, 1999 .......   113,264    10,389,674       104      31,322     100,760             0   (1,231,806)    (18,922)
Exercise of non-qualified
  stock options ..................       319                                             (48)                    23,867         367
Shares purchased by employees
  pursuant to Employee Stock
  Purchase Plan ..................       286                                            (111)                    25,992         397
Shares issued for 401-k Plan
  matching contribution ..........       465                                            (121)                    38,414         586
Purchase of treasury stock .......    (3,332)                                                                  (275,900)     (3,332)
Dividends  ($.32 per share) ......    (2,922)                                         (2,922)
Other ............................         9                                   9
Net income .......................     6,289                                           6,289
                                    ------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 26, 2000 .......  $114,378    10,389,674   $   104   $  31,331    $103,847    $        0   (1,419,433)   $(20,904)
                                    ------------------------------------------------------------------------------------------------



                                           See Notes to Consolidated Financial Statements


                             LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)

                                                                                    Fiscal Years Ended
                                                                             --------------------------------
                                                                             February    February    February
                                                                             26, 2000    27, 1999    28, 1998
                                                                             --------    --------    --------
Cash flows from operating activities:
  Net income .............................................................   $  6,289    $  3,139    $  9,728
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation .........................................................      4,321       4,488       4,672
    Amortization .........................................................        250         250         324
    Write-off - computer project .........................................                  1,414
    Gain on sale of assets ...............................................        (81)                     (7)
    (Increase) decrease in accounts receivable ...........................     (1,310)      1,539       1,844
    (Increase) decrease in merchandise inventories .......................     (7,226)     10,235      (6,455)
    Decrease in prepayments and other current assets .....................      5,430         502         265
    (Increase) decrease in deferred catalog costs ........................        568        (270)        218
    Increase in other assets .............................................        (13)     (2,002)     (1,040)
    Increase in trade accounts payable and accrued expenses ..............        416       1,106       1,846
    Increase (decrease) in customer deposits .............................        (57)         81        (113)
    Increase (decrease) in income taxes payable ..........................      2,404      (3,509)      1,866
    Increase (decrease) in deferred compensation .........................        343        (377)        (74)
    Increase in deferred income taxes ....................................         54         776         595
                                                                             --------    --------    --------
      Net cash provided by operating activities ..........................     11,388      17,372      13,669
                                                                             --------    --------    --------

Cash flows from investing activities:
  Purchases of property, plant and equipment .............................     (1,621)     (4,476)     (3,122)
  Proceeds from sale of assets ...........................................        100                       7
                                                                             --------    --------    --------
    Net cash used in investing activities ................................     (1,521)     (4,476)     (3,115)
                                                                             --------    --------    --------

Cash flows from financing activities:
  Principal payments on long-term debt and capital lease obligations .....                 (1,394)     (1,489)
  Proceeds from issuance of common stock .................................                                437
  Reissuance of treasury stock for stock option and employee benefit plans      1,070       2,681
  Increase (decrease) in cash overdrafts .................................     (1,162)        916        (348)
  Dividends paid .........................................................     (2,922)     (2,940)     (2,757)
  Payments to acquire treasury stock .....................................     (3,332)     (6,623)     (4,396)
  Other ..................................................................          9         162          37
                                                                             --------    --------    --------
    Net cash used in financing activities ................................     (6,337)     (7,198)     (8,516)
                                                                             --------    --------    --------

    Net increase in cash and cash equivalents ............................      3,530       5,698       2,038
                                                                             --------    --------    --------

Cash and cash equivalents at beginning of period .........................     31,834      26,136      24,098
                                                                             --------    --------    --------
Cash and cash equivalents at end of period ...............................   $ 35,364    $ 31,834    $ 26,136
                                                                             --------    --------    --------


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .............................................................   $           $    370    $    347
    Income taxes .........................................................      1,612       4,567       2,646


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

     The Company has a fiscal year consisting of 52 or 53 weeks ending on the last Saturday in February. Under this policy, fiscal 2000 and fiscal 1999 each consisted of 52 weeks and fiscal 1998 consisted of 53 weeks.

     Cash Equivalents

     Cash equivalents consist principally of commercial paper with remaining maturities at acquisition of less than three months. Under Statement of Financial Accounting Standards (SFAS) No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments, totaling $34.8 million and $30.9 million as of February 26, 2000 and February 27, 1999, respectively, are classified as held-to-maturity securities, and as such, are stated at amortized cost, which approximates market value.

     Revenue Recognition

     The Company records revenue at the time of shipment for catalog and online sales, and at the point of sale in its retail stores.

     Merchandise Inventories

     Merchandise inventories are principally stated at the lower of average cost, determined by the retail inventory method, or market.

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

     Capitalized Software Costs

     Direct costs of purchasing and developing new software applications are capitalized and are being amortized over five years. Amortization of capitalized software costs totaled $113,000 in fiscal 2000, $127,000 in fiscal 1999, and $188,000 in fiscal 1998.

     Capitalized software costs are included in other assets, and amounted to $8,488,000 and $7,882,000 at February 26, 2000 and February 27, 1999,
respectively. Accumulated amortization of capitalized software costs amounted to $7,783,000 and $7,670,000 at February 26, 2000 and February 27, 1999,
respectively.

     Depreciation and Amortization

     Depreciation is recorded on the straight line method over maximum estimated useful lives of 30 and 8 years for buildings and building improvements, respectively, and for other property, over estimated useful lives ranging from 3 to 10 years. Leasehold improvements and assets under capital leases are amortized over approximately 15 years, or the term of the applicable leases, whichever is shorter.

     Income Taxes

     Deferred income taxes arise from differences in the timing of income and expense recognition for financial and income tax reporting purposes. Statement of Financial Accounting Standards No. 109 requires the Company to compute deferred income taxes on such differences using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are required to be established to reduce deferred tax assets to the amounts more likely than not to be realized.

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

Basic and diluted earnings per share were calculated as follows (amounts in thousands):

                                             Fiscal Years Ended
                                        --------------------------------
                                        February    February    February
                                        26, 2000    27, 1999    28, 1998
                                        --------    --------    --------
Net Income-Basic and Diluted .........    $6,289      $3,139      $9,728
                                        --------    --------    --------
Weighted average number of
outstanding shares for Basic EPS .....     9,128       9,221       9,532

Add: incremental shares from
 stock option exercises ..............         2          98         104
                                        --------    --------    --------
Weighted average number of outstanding
shares for Diluted EPS ...............     9,130       9,319       9,636
                                        --------    --------    --------


In fiscal 2000, 1999, and 1998, options on 1,097,000, 394,000, and 369,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

     Stock-Based Employee Compensation

     The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation arrangements. Under the guidelines of Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company implemented the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but continues its current accounting for stock-based employee compensation under APB Opinion No. 25.

     Comprehensive Income

     The Company does not have any items of "other comprehensive income" to report for fiscal years 2000, 1999, and 1998 pursuant to Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income".

     Segment and Geographic Information

     The Company operates primarily in one business segment. The Company derives all revenues from customers in the United States, and no individual customer accounted for 10% or more of revenues for any of the periods presented. Substantially all identifiable assets are located in the United States.

     Reclassifications

     Certain reclassifications have been made in the prior years' financial statements to conform with the fiscal 2000 presentation.

2.   Income Taxes

     The current income tax provision consists of (dollars in thousands):

                                            Fiscal Years Ended
                                   ---------------------------------------
                                   February 26,  February 27,  February 28,
                                          2000          1999          1998
                                   -----------   -----------   -----------
Federal .......................... $     3,642   $     1,026   $     4,198
State ............................         356           194           368
                                   -----------   -----------   -----------
                                   $     3,998   $     1,220   $     4,566
                                   -----------   -----------   -----------

The deferred income tax provision (benefit) consists of (dollars in thousands):

                                              Fiscal Years Ended
                                   ---------------------------------------
                                   February 26,  February 27,  February 28,
                                          2000          1999          1998
                                   -----------   -----------   -----------
Charitable contributions ......... $       448   $        -    $       124
Depreciation .....................          99           848           245
Catalog costs ....................        (275)          135           (96)
Capitalized software .............         (17)         (175)          (74)
Valuation allowance-charitable
   contributions carryforward ....         202           250            -
Other, net .......................        (394)         (338)          247
                                   -----------   -----------   -----------
                                   $        63   $       720   $       446
                                   -----------   -----------   -----------

The exercise of non-qualified stock options and the vesting of restricted stock (see Note 9) results in a tax deduction to the Company equivalent to the taxable compensation recognized by the individuals. For accounting purposes, the tax benefit of these deductions is credited directly to additional paid-in capital. These amounts totaled $9,000, $162,000, and $37,000 for fiscal 2000, 1999, and 1998, respectively.

The Company's effective income tax rate is reconciled to the U.S. Federal statutory tax rate as follows:

                                             Fiscal Years Ended
                                   ---------------------------------------
                                   February 26,  February 27,  February 28,
                                          2000          1999          1998
                                   -----------   -----------   -----------
Federal statutory tax rate .......        34.0%         34.0%         34.0%
State income taxes, net of
  Federal tax benefit ............         2.3           2.5           1.9
Charitable contributions of
  merchandise ....................          -           (2.0)         (1.2)
Valuation allowance-charitable
  contributions carryforward .....         1.9           4.9            -
Other, net .......................         1.0          (1.2)         (0.7)
                                   -----------   -----------   -----------
                                          39.2%         38.2%         34.0%
                                   -----------   -----------   -----------

The deferred tax assets and deferred tax liabilities recorded on the Balance Sheets are as follows (dollars in thousands):

                                 February 26, 2000           February 27, 1999
                               ---------------------       ---------------------
                                   Deferred Tax                 Deferred Tax
                               ---------------------       ---------------------
                               Assets    Liabilities       Assets    Liabilities
                               ------    -----------       ------    -----------
Current:
  Catalog deferrals .......... $   -          $2,130       $   -          $2,406
  Charitable contributions ...  1,432             -         1,894             -
  Inventory capitalization ...    963             -           873             -
  Accrued expenses ...........  1,104             -           959             -
  Valuation allowance ........   (452)            -          (250)            -
  Other ......................    447              9          294              9
                               ------         ------       ------         ------
    Total current ............  3,494          2,139        3,770          2,415
                               ------         ------       ------         ------

Non-current:
  Depreciation ...............     -           2,630           -           2,529
  Amortization ...............      7             (9)           7              8
  Deferred compensation ......  1,324             -         1,294             -
                               ------         ------       ------         ------
    Total non-current ........  1,331          2,621        1,301          2,537
                               ------         ------       ------         ------
    Total .................... $4,825         $4,760       $5,071         $4,952
                               ======         ======       ======         ======

As of February 26, 2000, the Company has $2,754,000 of charitable contributions carryforward for Federal income tax purposes, which expire from fiscal 2001 to fiscal 2002. The Company established deferred tax valuation allowances in fiscal 2000 and fiscal 1999 related to management's current assessment of the Company's inability to utilize its entire charitable contributions tax carryforward prior to expiration.

3.   Credit Facilities

     The Company entered into a $42 million four-year revolving credit facility in August 1996 with two banks. This credit facility can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of letters of credit. At the Company's option, up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2003. Interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate, at the Company's option. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The Company is in compliance with all financial covenants.

     In fiscal years 2000, 1999, and 1998, the Company incurred commitment fees on the credit facility ranging from 5 basis points on the letters of credit to 20 basis points on the available revolving credit line.

     During fiscal years 2000 and 1999, there were $0 and $21 million outstanding, respectively, under the revolving credit agreement (excluding letters of credit). No amounts were outstanding under the Company's credit facilities as of February 26, 2000 or February 27, 1999 (excluding letters of credit).

     The Company had outstanding letters of credit approximating $5,517,000 and $4,845,000 as of February 26, 2000 and February 27, 1999, respectively, for the purchase of inventory in the normal course of business.

4.   Other

     Prepayments and other current assets include prepaid catalog costs of $1,045,000 and $7,246,000 as of February 26, 2000 and February 27, 1999,
respectively.

     Trade accounts payable and accrued expenses consist of (dollars in thousands):

                                                February 26,    February 27,
                                                       2000            1999
                                                -----------     -----------
Trade accounts payable .......................  $     5,671     $     5,025
Catalog costs ................................        1,738           4,612
Salaries and compensation ....................        2,386           2,514
Accrued refunds ..............................        1,403             888
Other ........................................        6,655           4,398
                                                -----------     -----------
                                                $    17,853     $    17,437
                                                -----------     -----------

5.   Property, Plant and Equipment

     Property, plant and equipment consists of the following (dollars in thousands):

                                               February 26,   February 27,
                                                      2000           1999
                                               -----------    -----------
Land and buildings ..........................     $ 32,578       $ 32,507
Machinery and equipment .....................       30,751         32,577
Furniture and fixtures ......................        3,832          3,670
Leasehold improvements ......................          985            896
                                               -----------    -----------

 Total property, plant & equipment, at cost .       68,146         69,650
Less: accumulated depreciation & amortization       33,054         31,839
                                               -----------    -----------
 Property, plant & equipment, net ...........     $ 35,092       $ 37,811
                                               -----------    -----------

6.   Paper Hedge Contract

     The Company's earnings are impacted by significant increases in paper prices. In order to mitigate this risk, the Company implemented a price protection program beginning in September 1999 by signing a collar hedge contract with Enron Capital and Trade Resources Corporation. This four year contract covers 56,000 short tons of a certain grade of paper which the Company uses, among other grades, to produce its catalogs. There is a floor and ceiling to paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium in connection with the establishment of the contract. No amounts are required to be recorded in the accompanying financial statements. As of February 26, 2000, market prices for paper remained within the ranges specified in the contract and as a result, no payments have been required to be made by either party under the agreement.

7.   Leases

     The Company's corporate headquarters and administrative offices are located in a 65,000 square foot building in Rye, New York. This facility is leased under a sublease agreement expiring on January 30, 2005. The sublease provides that the Company, in addition to base rent, is only responsible for increases in real estate taxes and operating costs over the initial lease year base costs. The Company has the right to renew the lease, for two five-year periods, with the building owner upon expiration of the sublease.

     Until July 1998, the Company's corporate headquarters and administrative offices were located in a 41,664 square foot building in New Rochelle, New York which was leased from two related parties under a net sub-lease which expired on July 30, 1998, with an annual net rental of $430,000, plus all real estate taxes, insurance and capital improvements.

     The Company has operating lease agreements for certain computer and other equipment used in its operations, for its outlet store locations, and for its New Rochelle, New York and Las Vegas, Nevada Call Centers, with existing lease terms ranging from fiscal 2001 through fiscal 2006, and various renewal options through fiscal 2015. Most of the store leases also provide for payment of common charges such as maintenance and real estate taxes. Ten stores require the payment of additional rent based upon a percentage of sales. Minimum rental payments required under these agreements, as well as the Corporate Headquarters sublease, are as follows (dollars in thousands):

Fiscal Year
-----------
2001            $ 3,334
2002              3,242
2003              2,804
2004              1,815
2005              1,490
2006                 27
                -------
                $12,712
                -------

Rent expense for fiscal 2000, 1999, and 1998 amounted to $4,536,000, $3,882,000, and $2,612,000 respectively, which included $3,000, $18,000 and $30,000 in fiscal 2000, 1999 and 1998 respectively, for contingent rentals based upon a percentage of outlet store sales.

8.   Employee Benefit Plans

     The Company maintains a profit sharing plan for the benefit of all employees who meet certain minimum service requirements. The Company's profit sharing contribution is discretionary, as determined by the Board of Directors. Employees fully vest in their profit sharing account balance after seven years. The authorized profit sharing contributions for fiscal 2000, 1999, and 1998 were $500,000, $500,000, and $480,000, respectively.

     The Company's profit sharing plan includes an employee contribution and employer matching contribution (401k) feature. Under the 401k feature of the plan, eligible employees may make pre-tax contributions up to 10% of their annual compensation. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%. The matching contribution is made with Company stock. Employees are 100% vested in their pre-tax contributions at all times, and become fully vested in the employer matching contribution after two years of service. The Company's matching contributions to the plan for fiscal 2000, 1999, and 1998 were $479,000, $509,000, and $460,000 respectively.

     The Company has deferred compensation agreements to provide additional retirement benefits for certain principal stockholders of the Company. The deferred compensation agreements also provide for death benefits to be paid to each party's beneficiary. The Company has purchased life insurance policies to fund, in part, the payment of these benefits. Amounts expensed in connection with these agreements were $930,000 in fiscal 2000, $129,000 in fiscal 1999 and $353,000 in fiscal 1998.

9.   Stock Compensation Plans

     At February 26, 2000, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its non-qualified stock options granted and for shares issued through its Employee Stock Purchase Plan. If compensation cost for the Company's non-qualified stock options issued and shares purchased through its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the requirements of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below (dollars in thousands, except per share amounts):

                                      February 28,   February 27,   February 26,
Fiscal Years Ended                           1998           1999           2000
------------------                    -----------    -----------     -----------
Net Income              As reported        $9,728         $3,139         $6,289
                        Pro forma          $9,367         $2,724         $5,892

Basic earnings          As reported        $ 1.02         $ 0.34         $ 0.69
  per share             Pro forma          $ 0.98         $ 0.30         $ 0.65

Diluted earnings        As reported        $ 1.01         $ 0.34         $ 0.69
  per share             Pro forma          $ 0.97         $ 0.29         $ 0.65

The Company has a 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan, and a total of 750,000 shares of common stock have been reserved for issuance thereunder. Prior to adoption of the 1997 Plan, the Company's 1987 Plan, which expired in fiscal 1998, had a total of 2,000,000 shares reserved for issuance.

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

     The Company has also granted non-qualified stock options to employees. Such options have been granted at market value, vest within three years from the date of grant and expire within ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                              February 28,   February 27,   February 26,
Fiscal Years Ended                   1998           1999           2000
------------------            -----------    -----------    -----------
Expected volatility ........         29.0%          29.3%          29.3%
Dividend yield .............          2.0%           2.0%           2.3%
Risk-free interest rate ....          5.7%           5.3%           6.2%
Expected option term .......        5 yrs.         5 yrs.         5 yrs.
Forfeiture rate ............         25.0%          25.0%          25.0%

     A summary of the Company's non-qualified stock option activity and weighted average exercise prices for the three years ended February 26, 2000 follows:



                                                     Fiscal Years Ended
                       -------------------------------------------------------------------------------
                           February 28, 1998          February 27, 1999           February 26, 2000
                       -----------------------    ------------------------     -----------------------
                        Number       Weighted       Number       Weighted       Number       Weighted
                          Of         Average          Of         Average          Of         Average
                        Shares      Exer.Price      Shares      Exer.Price      Shares      Exer.Price
                       ---------    ----------    ---------     ----------     --------     ----------
Outstanding
at beginning
of year ..............   878,500        $14.20    1,054,333         $14.72      898,004         $14.96
Granted ..............   209,500        $16.29       40,000         $15.42      261,500         $13.84
Exercised ............   (23,667)       $12.62     (154,833)        $13.21      (23,867)        $13.36
Forfeited ............   (10,000)       $14.25      (41,496)        $15.77      (63,136)        $14.68
                       ---------                    -------                   ---------
Outstanding
at end of year ....... 1,054,333        $14.72      898,004         $14.96    1,072,501         $14.74
                       =========        ======      =======         ======    =========         ======

Options
exercisable
at year-end ..........   628,165                    676,841                     742,498

Weighted-average
fair value of
options granted
during the year ......     $2.85                      $2.87                       $2.49


     The following table summarizes information about stock options outstanding at February 26, 2000:

                     Options Outstanding                  Options Exercisable
               -------------------------------------    ------------------------
                            Weighted Avg.
                            Remaining     Weighted                    Weighted
Range of       Shares       Contractual   Average       Shares        Average
Exer.Prices    Outstanding  Life          Exer.Price    Exercisable   Exer.Price
------------   -----------  -----------   ----------    -----------   ----------
$12.50-$18.13  1,072,501    6.0 Yrs.      $14.74        742,498       $14.92

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


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                        February 28,  February 27,  February 26,
Fiscal Years Ended             1998          1999          2000
------------------      -----------   -----------   -----------
Expected volatility            29.0%         29.3%         29.3%
Dividend yield                  2.0%          2.0%          2.3%
Risk-free interest rate         5.7%          5.2%          6.2%
Expected option term          5 yrs.        5 yrs.        5 yrs.
Forfeiture rate                 6.0%          6.0%          6.0%

     A summary of the Company's stock option activity under the Non-Employee Directors Plan, and options granted to non-employee Directors outside the Plan, for the three years ended February 26, 2000 follows:


                                                     Fiscal Years Ended
                       -------------------------------------------------------------------------------
                          February 28, 1998           February 27, 1999           February 26, 2000
                       -----------------------    ------------------------     -----------------------
                         Number      Weighted       Number       Weighted       Number       Weighted
                           Of         Average         Of          Average         Of          Average
                         Shares     Exer.Price      Shares      Exer.Price      Shares      Exer.Price
                       ---------    ----------    ---------     ----------     --------     ----------
Outstanding
at beginning
of year ..............    40,000        $14.19       60,000         $14.92       80,000         $15.41
Granted ..............    20,000        $16.38       20,000         $16.88       15,000         $14.13
                       ---------                  ---------                    --------
Outstanding
at end of year .......    60,000        $14.92       80,000         $15.41       95,000         $15.21
                       =========                  =========                    ========
Options
exercisable
at year-end ..........    40,000                     60,000                      80,000

Weighted-average
fair value of
options granted
during the year ......     $4.59                      $4.63                       $3.97


     The following table summarizes information about stock options outstanding at February 26, 2000:

                        Options Outstanding                Options Exercisable
               -------------------------------------    ------------------------
                            Weighted
                            Average
                            Remaining     Weighted                    Weighted
Range of       Shares       Contractual   Average       Shares        Average
Exer.Prices    Outstanding  Life          Exer.Price    Exercisable   Exer.Price
------------   -----------  -----------   ----------    -----------   ----------
$12.38-$18.00       95,000      7.0 Yrs.      $15.21         80,000       $15.41


     The Company also has an Employee Stock Purchase Plan, with a total of 100,000 shares reserved for issuance. Under the Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's stock at the end of each fiscal quarter, at a price equal to 85% of the average price of the stock on the last trading day of the fiscal quarter. A maximum of $25,000 of common stock may be purchased by an eligible employee in each calendar year. Under the Plan, employees elected to purchase 22,857 shares, 18,207 shares, and 9,450 shares in fiscal 2000, 1999, and 1998, respectively.

10.  Quarterly Results of Operations (Unaudited)

     (Dollars in thousands, except per share amounts)



                                             Fiscal Quarters Ended
                                   ---------------------------------------
                                        May 28,    August 28,  November 27,   February 26,
Fiscal 2000                               1999          1999          1999           2000
-----------                        -----------   -----------   -----------    -----------
Revenues ........................  $    29,118   $    35,499   $   105,630    $    71,527
Income (loss) before
 income taxes ...................       (4,054)       (2,712)       15,350          1,766 (1)
Net income (loss) ...............       (2,554)       (1,708)        9,670            881 (1)
Net income (loss) per
 common share-Basic .............         (.28)         (.19)         1.06            .10 (1)
Net income (loss) per
 common share-Diluted ...........         (.28)         (.19)         1.06            .10 (1)
Market price of shares
 outstanding
-market high ....................       14 7/8        14 5/8       13 5/16         12 5/8
-market low .....................       12            12 1/2       12 3/4          10 1/2


                                           Fiscal Quarters Ended
                                   ---------------------------------------
                                        May 30,    August 29,  November 28,   February 27,
Fiscal 1999                               1998          1998          1998           1999
-----------                        -----------   -----------   -----------    -----------
Revenues ........................  $    32,040   $    39,510   $   107,872    $    75,796
Income (loss) before
 income taxes ...................       (4,129)       (2,982)       11,644 (1)        546 (1)
Net income (loss) ...............       (2,725)       (1,968)        7,638 (1)        194 (1)
Net income (loss) per
 common share-Basic .............         (.29)         (.21)          .84 (1)        .02 (1)
Net income (loss) per
 common share-Diluted ...........         (.29)         (.21)          .84 (1)        .02 (1)
Market price of shares
 outstanding
 - market high ..................       18 5/8        18 1/4       16  3/4        19 3/16
 - market low ...................       16 5/8        16           12 11/16       13 11/16


(1) See Note 11 - Other Income (Expense)


11.  Other Income (Expense)

     During the fourth quarter of fiscal 2000, the Company recorded two items of other income. One was a pre-tax gain of $665,000 ($404,000 after-tax), which resulted from the sale of stock received from the de-mutualization of an insurance company which insures the lives of two Company officers. The second item was a pre-tax gain of $81,000 ($49,000 after-tax) on the sale of Company owned land under an easement order in the City Of Virginia Beach, Virginia.

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


12.  Stock Repurchase Programs

     On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of September 3, 1998, the Company completed the 1 million share repurchase program at a total cost of $15,118,000.

     On October 7, 1998, the Board of Directors authorized the Company to repurchase up to 1 million additional shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999 the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. As of February 26, 2000, the Company had repurchased 350,900 shares of its common stock under the current 1.5 million share repurchase program at a total cost of $4,300,000.

     The repurchased shares are used by the Company to make matching contributions to its Profit Sharing/401(k) Plan, to issue shares under its Performance Unit, Restricted Stock, Non-Qualified and Incentive Stock Option Plans, to issue shares under its Stock Option Plans for Non-Employee Directors, and to issue shares under its Employee Stock Purchase Plan.


13.  Shareholder Rights Plan

     On April 15, 1999, the Company's Board of Directors unanimously adopted a shareholder rights plan (the "Plan"), commonly referred to as a poison pill. Under the Plan, shareholders of record on April 30, 1999, and shareholders who acquire the Company's common stock after that date (unless as excepted under the terms of the Plan) will receive rights to purchase a unit consisting of one one-thousandth of a Series A Preferred Share of the Company at $70.00 per unit. The rights are not exercisable until the Board of Directors declares a distribution date.

     The Board of Directors may declare a distribution date within 10 days following (i)the acquisition of or right to acquire by a person or group, 20% or more of the outstanding common shares of the Company or (ii) the commencement of a tender offer or exchange offer that would, if completed, result in a person or group beneficially owning 20% or more of the Company's common shares. A distribution date will not be declared if a person or group owns more than 20% but less than 25% on April 30, 1999, and that person or group does not become the beneficial owner of any additional shares of common stock. Upon the declaration of a distribution date, each holder of the right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the alternative, the Board of Directors at its option may exchange all outstanding and exercisable rights for common shares at an exchange ratio of one common share per each right. The Board may redeem the rights prior to an event triggering a distribution date at $.001 per right.

14.  Subsequent Event

     On April 6, 2000 the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company agreed to pay a cash purchase price of up to $3 million, subject to post closing net worth adjustments. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc., achieving certain projected earnings before taxes during the five year period commencing on February 27, 2000.

     Rue de France, Inc., a 15 year-old retailer of home furnishings, markets its products through catalogs, a web site and a retail store in Newport, Rhode Island. Rue de France, Inc.'s founder has joined Lillian Vernon Corporation under a multi-year employment contract as President of a newly formed Company subsidiary which acquired the assets of Rue de France, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Lillian Vernon
Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Lillian Vernon Corporation and its subsidiaries (the "Company") at February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                /s/  PRICEWATERHOUSECOOPERS LLP


New York, New York
April 25, 2000