Form 10-Q
period 2000-05-27
LILLIAN VERNON CORP
filed 2000-07-11
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE QUARTERLY PERIOD ENDED MAY 27, 2000.
            --------------------------------------------

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

                                 914-925-1200
            ---------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Number of shares outstanding of each of the issuer's classes of common stock:
8,702,545 Shares of Common Stock, $.01 par value, as of July 5, 2000.

                           LILLIAN VERNON CORPORATION

                                    Form 10-Q

                                  May 27, 2000

PART I. FINANCIAL INFORMATION                                     PAGE #

      Item 1.
      Condensed Consolidated Balance Sheets
      as of May 27, 2000, May 29, 1999
      and February 26, 2000 (unaudited)                             3

      Consolidated Statements of Operations
      for the quarters ended May 27, 2000
      and May 29, 1999 (unaudited)                                  4

      Consolidated Statements of Cash Flows
      for the quarters ended May 27, 2000
      and May 29,1999 (unaudited)                                   5

      Notes to Consolidated Financial
      Statements                                                    6-7

      Item 2.
      Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations                                                 8-10

      Item 3.
      Quantitative and Qualitative Disclosures
      About Market Risk                                             10

PART II. OTHER INFORMATION                                          10


Signatures                                                          11

   PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                                LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                          (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

                                                                       May 27,        May 29,  February 26,
                   ASSETS                                                 2000           1999         2000
                                                                   -----------    -----------  -----------
Current assets:
   Cash and cash equivalents                                       $    33,288    $    34,975  $    35,364
   Accounts receivable, net of allowances of $458, $455 and $576         9,533          9,057       22,403
   Merchandise inventories                                              34,969         25,358       33,926
   Deferred income taxes                                                 1,064          1,088        1,355
   Prepayments and other current assets                                  5,914         10,992        4,241
                                                                   -----------    -----------  -----------
     Total current assets                                               84,768         81,470       97,289

Property, plant and equipment, net                                      35,047         37,374       35,092
Deferred catalog costs                                                   5,502          6,097        5,624
Other assets                                                             5,951          4,367        3,313
                                                                   -----------    -----------  -----------
                 Total                                             $   131,268    $   129,308  $   141,318
                                                                   -----------    -----------  -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable and accrued expenses                     $    16,884    $    12,651  $    17,853
   Cash overdrafts                                                          38          1,626          758
   Customer deposits                                                       154            186          171
   Income taxes payable                                                     --             --        3,476
                                                                   -----------    -----------  -----------
     Total current liabilities                                          17,076         14,463       22,258

Deferred compensation                                                    3,354          3,017        3,392
Deferred income taxes                                                    1,410          1,423        1,290
                                                                   -----------    -----------  -----------
     Total liabilities                                                  21,840         18,903       26,940
                                                                   -----------    -----------  -----------


Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares
     authorized; no shares issued and outstanding                           --             --           --
   Common stock, $.01 par value; 100,000,000 shares,
     20,000,000 shares, and 100,000,000 shares authorized,
     respectively; issued - 10,389,674 shares, 10,389,674 shares
     and 10,389,674 shares                                                 104            104          104
   Additional paid-in capital                                           31,332         31,236       31,331
   Retained earnings                                                   101,461         97,419      103,847
   Treasury stock, at cost - 1,686,495 shares, 1,195,327 shares
     and 1,419,433 shares, respectively                                (23,469)       (18,354)     (20,904)
                                                                   -----------    -----------  -----------
     Total stockholders' equity                                        109,428        110,405      114,378
                                                                   -----------    -----------  -----------
                 Total                                             $   131,268    $   129,308  $   141,318
                                                                   -----------    -----------  -----------

                 See Notes to Consolidated Financial Statements
                                  Page 3 of 11

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          Fiscal Quarters Ended
                                                         ----------------------
                                                          May 27,       May 29,
                                                             2000          1999
                                                         ---------    ---------


Revenues                                                 $  35,175    $  29,118

Costs and expenses:
  Product and delivery costs                                16,483       14,620
  Selling, general and administrative expenses              21,669       18,929
                                                         ---------    ---------
                                                            38,152       33,549
                                                         ---------    ---------
         Operating loss                                     (2,977)      (4,431)
Interest income (expense) - net                                501          377
                                                         ---------    ---------
         Loss before income taxes                           (2,476)      (4,054)

Provision for (benefit from) income taxes:
  Current                                                   (1,303)      (1,954)
  Deferred                                                     412          454
                                                         ---------    ---------
                                                              (891)      (1,500)
                                                         ---------    ---------
         Net loss                                        ($  1,585)   ($  2,554)
                                                         ---------    ---------

Net loss per common share - Basic                        ($    .18)   ($    .28)
                                                         ---------    ---------

Net loss per common share - Diluted                      ($    .18)   ($    .28)
                                                         ---------    ---------

Weighted average number of common shares -
  Basic                                                      8,892        9,180
                                                         ---------    ---------

Weighted average number of common shares -
  Diluted                                                    8,894        9,195
                                                         ---------    ---------

                 See Notes to Consolidated Financial Statements
                                  Page 4 of 11


                         LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)

                                                                       Fiscal Quarters Ended
                                                                     ------------------------
                                                                        May 27,       May 29,
                                                                           2000          1999
                                                                     ----------    ----------
Cash flows from operating activities:
  Net loss                                                           ($   1,585)   ($   2,554)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities (net of effects from purchase of Rue de France, Inc.):
     Depreciation                                                           675           563
     Amortization                                                           125            39
     Decrease in accounts receivable                                     12,942        12,036
     (Increase) decrease in merchandise inventories                        (283)        1,342
     Increase in prepayments and other current assets                    (1,673)       (1,321)
     Decrease in deferred catalog costs                                     451            95
     Increase in other assets                                              (416)         (856)
     Decrease in trade accounts payable and accrued expenses             (2,036)       (4,786)
     Decrease in customer deposits                                          (59)          (42)
     Decrease in income taxes payable                                    (3,476)       (1,072)
     Decrease in deferred compensation                                      (38)          (32)
     Increase in deferred income taxes                                      411           454
                                                                     ----------    ----------
       Net cash provided by operating activities                          5,038         3,866
                                                                     ----------    ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                               (474)         (126)
  Purchase of assets of Rue de France, Inc. (net of acquired cash)       (2,555)           --
                                                                     ----------    ----------
       Net cash used in investing activities                             (3,029)         (126)
                                                                     ----------    ----------

Cash flows from financing activities:
  Decrease in cash overdrafts                                              (720)         (294)
  Dividends paid                                                           (714)         (787)
  Payments to acquire treasury stock                                     (2,809)          (37)
  Reissuance of treasury stock for stock option and
     employee benefit plans                                                 158           505
  Other                                                                      --            14
                                                                     ----------    ----------
       Net cash used in financing activities                             (4,085)         (599)
                                                                     ----------    ----------

       Net (decrease) increase in cash and cash equivalents              (2,076)        3,141
                                                                     ----------    ----------

Cash and cash equivalents at beginning of period                         35,364        31,834
                                                                     ----------    ----------
Cash and cash equivalents at end of period                            $  33,288     $  34,975
                                                                     ----------    ----------


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                         $      --     $      --
     Income taxes                                                         3,665         1,364

   Supplemental schedule of noncash investing and financing activities:
     The Company purchased the assets of Rue de France, Inc. as of April 1, 2000 for $2,625 (less acquired cash of $70). The purchase price is subject to post-closing net worth adjustments. In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired   $ 3,734
          Cash paid for assets acquired    (2,625)
                                          -------
          Liabilities assumed             $ 1,109
                                          =======

                 See Notes to Consolidated Financial Statements
                                  Page 5 of 11

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 26, 2000.


1.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are summarized as follows (in thousands):

                                             May 27,      May 29,   February 26,
                                              2000         1999         2000
                                            --------     --------     --------

      Land and buildings                    $ 32,659     $ 32,520     $ 32,578
      Machinery and equipment                 31,244       32,619       30,751
      Furniture and fixtures                   3,922        3,716        3,832
      Leasehold improvements                   1,150          922          985
                                            --------     --------     --------
        Total property, plant &
          equipment, at cost                  68,975       69,777       68,146

        Less:  accumulated depreciation
               and amortization               33,928       32,403       33,054
                                            --------     --------     --------
      Property, plant and equipment-net     $ 35,047     $ 37,374     $ 35,092
                                            --------     --------     --------

2.    EARNINGS (LOSS) PER SHARE

      Basic and diluted earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                                     Fiscal Quarters Ended
                                                   ------------------------
                                                   May 27,          May 29,
                                                     2000             1999
                                                   -------          -------

      Net loss - Basic and Diluted                 ($1,585)         ($2,554)
                                                   -------          -------
      Weighted average shares for
      Basic EPS                                      8,892            9,180

      Add: incremental shares from
      stock option exercises                             2               15
                                                   -------          -------
      Weighted average shares for
      Diluted EPS                                    8,894            9,195
                                                   -------          -------

      In the fiscal quarters ended May 27, 2000 and May 29, 1999, options on 1,113,000 and 830,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.


3.    RUE DE FRANCE ACQUISITION

      As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company agreed to pay a cash purchase price of up to $3 million, subject to post closing net worth adjustments. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain projected earnings before taxes during the five year period commencing on February 27, 2000. The excess of the purchase price over the fair value of the tangible net assets is approximately $2.3 million, and is being amortized on a straight-line basis over 20 years. The operating results of Rue de France, which were not significant, have been included in the Company's consolidated results of operations as of April 1, 2000.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED MAY 27, 2000
The net loss for the first quarter ended May 27, 2000 was reduced by $1.0 million, from $2.6 million last year to $1.6 million this year. Net loss per common share was reduced from $.28 to $.18 in the current first quarter. The results for the current quarter include those of Rue de France, Inc. since April 1, 2000, the date the net assets were acquired. The results of Rue de France, Inc. were not material to consolidated operations.

Revenues for the quarter ended May 27, 2000 were $35.2 million, an increase of $6.1 million, or 20.8% higher than the quarter ended May 29, 1999. The primary cause for the higher revenue was an approximate 27% increase in catalog circulation during the quarter. Despite the significant increase in circulation, revenue per catalog page circulated rose slightly in the first quarter as compared to the same period last year. Average revenue per order rose by approximately 3%.

Product and delivery costs of $16.5 million increased by $1.9 million, or 12.7% in the quarter ended May 27, 2000, as compared to the first quarter of the prior year. These costs comprised a lower percentage of revenues, 46.9% in the current quarter, compared to 50.2% in the first quarter last year. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees. The increase in costs was primarily due to an increase in the volume of orders shipped, while the decrease as a percentage of revenue was principally due to the fixed costs of the Company's Distribution Center being absorbed by the higher revenue in the current quarter, as well as higher net shipping and handling revenue.

Selling, general and administrative (SG&A) expenses of $21.7 million, the largest component of which is the cost of producing, printing and distributing the Company's catalogs, increased $2.7 million, or 14.5% during the first quarter. As a percentage of revenues, SG&A costs decreased to 61.6% in the first quarter this year, compared to 65.0% in the first quarter last year. The increase in SG&A expenses was largely due to an increase in catalog costs, which was the result of higher circulation during the quarter, as well as the addition of Rue de France, Inc. which was acquired during the current quarter, and a non-recurring charge for the early termination of a lease at one of the Company's retail outlet stores. The improved percentage of revenues was largely the result of higher revenue generated per catalog page circulated, as well as the fixed nature of certain SG&A expenses compared to the higher revenue in the current quarter.

Interest income (expense)- net for the quarter ended May 27, 2000 was $124 thousand higher than the first quarter of the prior year. This was due to higher interest rates and a higher average investment balance during the current quarter as compared to last year.

The effective income tax rate was 36.0% in the current quarter, compared to 37% in the first quarter of the prior year. The higher rate last year included the recording of a valuation allowance related to the Company's inability to fully deduct its entire charitable contribution tax carryforward prior to its expiration.

FINANCIAL CONDITION
The Company's balance sheet and liquidity remain strong. Cash and cash equivalents were $33.3 million (net of cash overdrafts) as of both May 27, 2000 and May 29, 1999. The current ratio was 5.0:1 at May 27, 2000, compared to 5.6:1 as of May 29, 1999, and there was no short or long term debt outstanding. The Company's working capital needs have been met with funds generated from operations. The Company's revolving credit facility, which expires in August 2000, is expected to be extended for a one year period on essentially the same terms and conditions as the current facility.

The Company generated $1.2 million more funds from operating activities in the current quarter compared to the same period last year, principally due to the reduced net loss. Inventory levels were $9.6 million, or 38%, higher this year as compared to last year's first quarter. The Company is currently making an active effort to reduce its inventory level while balancing its revenue and gross margin goals. Capital spending was slightly higher as compared to last year's level, and there are no significant capital commitments planned for the remainder of fiscal 2001. The Company paid dividends totaling $.7 million ($.08 per share) during its first quarter, comparable to the first quarter of the prior year.

During the three months ended May 27, 2000, the Company acquired 283,592 shares of its common stock at a cost of approximately $2.8 million under its current
1.5 million share open market stock repurchase program which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999. As of May 27, 2000, the Company had repurchased 634,492 shares under the new program at a total cost of approximately $7.1 million.

As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company agreed to pay a cash purchase price of up to $3 million, subject to post-closing net worth adjustments. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain projected earnings before taxes during the five-year period commencing on February 27, 2000. The purchase price was paid from the operating funds of the Company.

FORWARD LOOKING STATEMENTS
Except for historical information contained herein, this Report on Form 10-Q contains forward looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the strength of the economy and overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, increasing competition in the direct mail industry and the expanding Internet market, changes in government regulations, dependence on foreign suppliers, and possible future increases in operating costs, including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 26, 2000.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are impacted by significant increases in paper prices. In order to mitigate this risk, the Company implemented a price protection program beginning in September 1999 by signing a collar hedge contract with Enron Capital and Trade Resources Corporation. This four-year contract covers 56,000 short tons of a certain grade of paper which the Company uses, among other grades, to produce its catalogs. There is a floor and ceiling to paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium in connection with the establishment of the contract. No amounts are required to be recorded in the accompanying financial statements. As of May 27, 2000, market prices for paper remained within the ranges specified in the contract and as a result, no payments have been required to be made by either party under the agreement. For further information, see Part II, Item 7A of Form 10-K for the fiscal year ended February 26, 2000.

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

                                             Lillian Vernon Corporation



Date: July 11, 2000                      By: /s/ SUSAN C. HANDLER
                                             ---------------------------
                                             Susan C. Handler
                                             Vice President - Corporate
                                               Controller, Secretary