Form 10-Q
period 2000-08-26
LILLIAN VERNON CORP
filed 2000-10-10
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2000

                                              OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from . . . . . . . to. . . . . . . .

           Commission file number 1-9637.


                           LILLIAN VERNON CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      13-2529859
---------------------------------           ------------------------------------
 (State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)

               1 Theall Road, Rye, New York             10580
         ----------------------------------------     ----------
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

Number of shares outstanding of each of the issuer's classes of common stock:
8,664,823 Shares of Common Stock, $.01 par value, as of October 6, 2000.

                           LILLIAN VERNON CORPORATION

                                    Form 10-Q

                                 August 26, 2000


PART I. FINANCIAL INFORMATION                                         PAGE #
         Item 1.
         Consolidated Balance Sheets
         as of August 26, 2000, August 28, 1999
         and February 26, 2000 (unaudited)                              3

         Consolidated Statements of Operations
         for the quarters and six months ended
         August 26, 2000 and August 28, 1999 (unaudited)                4

         Consolidated Statements of Cash Flows
         for the six months ended August 26, 2000
         and August 28, 1999 (unaudited)                                5

         Notes to Consolidated Financial
         Statements                                                     6-7

         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                  8-10

         Item 3.
         Quantitative and Qualitative Disclosures
         About Market Risk                                              11

PART II. OTHER INFORMATION                                              12

Signatures                                                              13

    PART I. FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    August 26,      August 28,     February 26,
                                                 ASSETS               2000             1999            2000
                                                                   ------------    ------------    ------------
Current assets:
    Cash and cash equivalents                                      $     13,316    $     14,278    $     35,364
    Accounts receivable, net of allowances of $604, $309,
          and $576, respectively                                         11,277          11,153          22,403
    Merchandise inventories                                              52,891          44,402          33,926
    Deferred income taxes                                                   401              --           1,355
    Prepayments and other current assets                                  9,752          16,097           4,241
                                                                   ------------    ------------    ------------
            Total current assets                                         87,637          85,930          97,289

Property, plant and equipment, net                                       35,231          37,190          35,092
Deferred catalog costs                                                    7,179           8,571           5,624
Other assets                                                              6,180           4,354           3,313
                                                                   ------------    ------------    ------------
                           Total                                   $    136,227    $    136,045    $    141,318
                                                                   ------------    ------------    ------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                    $     23,682    $     21,614    $     17,853
    Cash overdrafts                                                         208           1,500             758
    Customer deposits                                                       214             389             171
    Income taxes payable                                                     --              --           3,476
    Deferred income taxes                                                    --              43              --
                                                                   ------------    ------------    ------------
       Total current liabilities                                         24,104          23,546          22,258

Deferred compensation                                                     3,315           2,985           3,392
Deferred income taxes                                                     1,539           1,587           1,290
                                                                   ------------    ------------    ------------
               Total liabilities                                         28,958          28,118          26,940
                                                                   ------------    ------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                          --              --              --
    Common stock, $.01 par value; 100,000,000 shares
       authorized; issued - 10,389,674 shares                               104             104             104
    Additional paid-in capital                                           31,332          31,336          31,331
    Retained earnings                                                    99,335          94,896         103,847
    Treasury stock, at cost - 1,695,106 shares, 1,201,007 shares
       and 1,419,433 shares, respectively                               (23,502)        (18,409)        (20,904)
                                                                   ------------    ------------    ------------
       Total stockholders' equity                                       107,269         107,927         114,378
                                                                   ------------    ------------    ------------
                           Total                                   $    136,227    $    136,045    $    141,318
                                                                   ------------    ------------    ------------


                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              Second Quarter Ended                       Six Months Ended
                                                           August 26,        August 28,            August 26,         August 28,
                                                             2000               1999                  2000               1999
                                                            -------            -------               -------            -------
         Revenues                                           $41,629            $35,499               $76,804            $64,616
         Costs and expenses:
            Product and delivery costs                       21,869             19,221                38,886             33,841
            Selling, general and administrative expenses     22,213             19,252                43,342             38,180
                                                            -------            -------               -------            -------
                                                             44,082             38,473                82,228             72,021
                                                            -------            -------               -------            -------
               Operating loss                                (2,453)            (2,974)               (5,424)            (7,405)
         Net interest income (expense)                          319                262                   814                639
                                                            -------            -------               -------            -------
               Loss before income taxes                      (2,134)            (2,712)               (4,610)            (6,766)

         Provision for (benefit from) income taxes:
            Current                                          (1,560)            (2,299)               (2,864)            (4,252)
            Deferred                                            792              1,295                 1,204              1,749
                                                            -------            -------               -------            -------
                                                               (768)            (1,004)               (1,660)            (2,503)
                                                            -------            -------               -------            -------
               Net loss                                     ($1,366)           ($1,708)              ($2,950)           ($4,263)
                                                            -------            -------               -------            -------

         Net loss per common share - Basic and diluted        ($.16)             ($.19)                ($.34)             ($.46)
                                                            -------            -------               -------            -------
         Weighted average number of common shares -
            Basic and Diluted loss per share                  8,703              9,195                 8,798              9,188
                                                            -------            -------               -------            -------


                 See Notes to Consolidated Financial Statements

                          LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                Six Months Ended
                                                                            August 26,      August 28,
                                                                              2000            1999
                                                                           -----------     -----------
Cash flows from operating activities:
   Net loss                                                                $    (2,950)    $    (4,263)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities (net of effects from purchase of
                Rue de France, Inc.):
       Depreciation                                                              1,205           1,221
       Amortization                                                                284              81
       Decrease in accounts receivable                                          11,198           9,940
       Increase in merchandise inventories                                     (18,205)        (17,702)
       Increase in prepayments and other current assets                         (5,511)         (6,426)
       Increase in deferred catalog costs                                       (1,226)         (2,379)
       Increase in other assets                                                   (804)           (885)
       Increase in trade accounts payable and accrued expenses                   4,762           4,177
       Increase in customer deposits                                                 1             161
       Decrease in income taxes payable                                         (3,476)         (1,072)
       Decrease in deferred compensation                                           (77)            (64)
       Increase in deferred income taxes                                         1,203           1,749
                                                                           -----------     -----------
          Net cash used in operating activities                                (13,596)        (15,462)
                                                                           -----------     -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                   (1,188)           (600)
   Purchase of assets of Rue de France, Inc. (net of acquired cash)             (2,555)              0
                                                                           -----------     -----------
          Net cash used in investing activities                                 (3,743)           (600)
                                                                           -----------     -----------

Cash flows from financing activities:
   Decrease in cash overdrafts                                                    (550)           (420)
   Dividends paid                                                               (1,400)         (1,471)
   Payments to acquire treasury stock                                           (3,089)           (258)
   Reissuance of treasury stock                                                    328             641
   Other                                                                             2              14
                                                                           -----------     -----------
          Net cash used in financing activities                                 (4,709)         (1,494)
                                                                           -----------     -----------

          Net decrease in cash and cash equivalents                            (22,048)        (17,556)
                                                                           -----------     -----------

Cash and cash equivalents at beginning of period                                35,364          31,834
                                                                           -----------     -----------
Cash and cash equivalents at end of period                                $     13,316    $     14,278
                                                                           -----------     -----------

Supplemental disclosures of cash flow information:
Cash paid during the period for:
       Interest                                                                     --              --
       Income taxes                                                       $      3,690    $      1,376

Supplemental schedule of noncash investing and financing activities:
       The Company purchased the assets of Rue de France, Inc. as of April 1, 2000 for $2,625 (less acquired cash of $70). The purchase price is subject to post-closing net worth adjustments. In conjunction with the acquisition, liabilities were assumed as follows:

              Fair value of assets acquired                      $3,734
              Cash paid for assets acquired                      (2,625)
                                                                 ------
                    Liabilities assumed                          $1,109
                                                                 ======

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


1.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are summarized as follows (in thousands):

                                            August 26,  August 28,  February 26,
                                               2000        1999        2000
                                             -------     -------     -------

         Land and buildings                  $32,799     $32,527     $32,578
         Machinery and equipment              31,828      32,825      30,751
         Furniture and fixtures                3,995       3,837       3,832
         Leasehold improvements                1,073       1,061         985
                                             -------     -------     -------
           Total property, plant &
             equipment, at cost               69,695      70,250      68,146

           Less,  accumulated depreciation
                  and amortization            34,464      33,060      33,054
                                             -------     -------     -------

         Property, plant and equipment-net   $35,231     $37,190     $35,092
                                             -------     -------     -------

2.       EARNINGS (LOSS) PER SHARE

         Basic and diluted earnings (loss) per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                      Second Quarter Ended          Six Months Ended
                                     -----------------------    -----------------------
                                     August 26,   August 28,    August 26,   August 28,
                                        2000         1999          2000         1999
                                      -------      -------       -------      -------
         Weighted average shares for
         Basic and Diluted EPS         8,703        9,195         8,798        9,188

         As of August 26, 2000 and August 28, 1999, options on 1,528,000 and 1,192,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

3.       RUE DE FRANCE ACQUISITION

         As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company agreed to pay a cash purchase price of up to $3 million, subject to post closing net worth adjustments which are not expected to be material. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain projected earnings before taxes during the five-year period commencing on February 27, 2000. The excess of the purchase price over the fair value of the tangible net assets of approximately $2.3 million is included in other assets, and is being amortized on a straight-line basis over 20 years. The operating results of Rue de France have been included in the Company's consolidated results of operations as of April 1, 2000.

4.       RECLASSIFICATIONS

         Certain reclassifications have been made in the prior year financial statements to conform with the fiscal 2001 presentation.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

RESULTS OF OPERATIONS
---------------------
QUARTER ENDED AUGUST 26, 2000
-----------------------------

Revenues for the quarter ended August 26, 2000 increased 17.3% to $41.6 million, compared to $35.5 million last year. Increased revenues resulted from approximately 7% higher catalog circulation, higher average revenue per order, the revenues of Rue de France, Inc. acquired in April 2000, and telemarketing services that the Company provides for a major catalog retailer.

Product and delivery costs in the quarter ended August 26, 2000 of $21.9 million increased by $2.6 million, or 13.8%, as compared to the second quarter of the prior year. These costs represented a lower percentage of revenues (52.5%) in the current quarter than the same period last year (54.1%). Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees. The increase in costs was due to a higher number of orders shipped, the inclusion of the cost of sales for Rue de France and the cost of providing telemarketing services to a catalog retailer. The improvement as a percentage of revenue was principally because of fewer backorders, which reduced fulfillment costs such as labor, postage and packaging.

Selling, general and administrative (SG&A) expenses of $22.2 million, the largest component of which is the cost of producing, printing and mailing the Company's catalogs, increased $3.0 million, or 15.4% during the quarter, principally because of higher circulation and the inclusion of Rue de France's operations. As a percentage of revenues, SG&A costs decreased to 53.4% in the quarter, compared to 54.2% last year, primarily because more revenues in the current period came from sources with lower SG&A costs. This was partially offset by an increase in the cost to produce an average catalog.

Net interest income for the quarter ended August 26, 2000 was $.3 million, comparable to the second quarter of the prior year.

The effective income tax rate was 36% for the current quarter, compared to 37% in the second quarter of the prior year. The higher prior year tax rate included a charge because of the Company's expected inability to fully deduct its entire charitable contribution tax carryforward prior to expiration.

RESULTS OF OPERATIONS
---------------------
SIX MONTHS ENDED AUGUST 26, 2000
--------------------------------

Revenues for the six months ended August 26, 2000 increased to $76.8 million, 18.9% higher than the $64.6 million for the same period last year. Factors contributing to the revenue growth included approximately 14% higher catalog circulation, higher average revenue per order, the revenues from Rue de France, Inc. acquired in April 2000, and providing telemarketing services for a major catalog retailer.

Product and delivery costs of $38.9 million increased by $5.0 million, or 14.9% for the six months ended August 26, 2000 as compared to the prior year. These costs represented a lower percentage of revenues (50.6%) in the current period, compared to the same period last year (52.4%). The increase in costs was due to an increase in the number of orders received, the inclusion of the cost of sales of Rue de France, and the cost of providing telemarketing services to a catalog retailer. The decrease as a percentage of revenue was primarily due to fewer backorders, which reduced fulfillment costs such as labor, postage and packaging.

Selling, general and administrative (SG&A) expenses of $43.3 million increased $5.2 million, or 13.5%, during the current six month period, as compared to last year, principally because of higher catalog circulation, the inclusion of Rue de France, and a non-recurring charge for the early termination of a lease at one of the Company's retail outlet stores. As a percentage of revenues, SG&A costs declined to 56.4% in the current period, compared to 59.1% last year, principally because the Company's catalogs performed well, contributing towards overhead to a greater extent than catalog costs and other SG&A rose.

Net interest income for the six months ended August 26, 2000 was $.2 million higher than the same period of the prior year, principally as a result of higher interest rates.

The effective income tax rate was 36% for the six months ended August 26, 2000, compared to 37% in the same period of the prior year. The higher prior year tax rate included a charge because of the Company's expected inability to fully deduct its entire charitable contribution tax carryforward prior to expiration.


FINANCIAL CONDITION
-------------------

The Company's balance sheet and liquidity remain strong. Cash and cash equivalents (net of cash overdrafts) were $13.1 million as of August 26, 2000, compared to $12.8 million as of August 28, 1999. The current ratio was 3.64:1 at August 26, 2000, compared to 3.65:1 the prior year, and there was no debt outstanding. The Company's working capital needs have been met with funds generated from operations. In August 2000, the Company's revolving credit facility was extended for a one-year period on essentially the same terms and conditions as the expiring facility

The Company's second quarter is traditionally a period of working capital demand in preparation for the peak selling season. The Company builds up its inventory and prepays substantial catalog costs during this period. Principally because of the reduced net loss for the current period, the Company's use of funds for operating activities was $1.9 million lower in the current six month period compared to the same period last year. Inventory levels were $8.5 million (19%) higher this year, as compared to last year, but more in-line with the historical level of inventory at the end of the Company's second quarter. The Company is currently making an active effort to reduce its inventory level, while balancing its revenue and gross margin goals. Capital spending was $.6 million higher as compared to last year's level; there are no significant capital commitments for the remainder of fiscal 2001. The Company utilized $2.8 million more funds for its share repurchase program in the current six month period, compared to the same period last year. The Company paid dividends totaling $1.4 million ($.16 per share) during the first six months of the current year, comparable to the first six months of the prior year.

During the six months ended August 26, 2000, the Company acquired 309,992 shares of its common stock at a total cost of $3.1 million under its current 1.5 million share open market stock repurchase program which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999. As of August 26, 2000, 660,892 shares have been repurchased since inception of the current program at a total cost of approximately $7.4 million. The balance of authorized shares (839,108 shares) will be purchased from time to time in the open market.

As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company agreed to pay a cash purchase price of up to $3 million, subject to post-closing net worth adjustments which are not expected to be material. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain projected earnings before taxes during the five-year period commencing on February 27, 2000. The purchase price was paid from operating funds.

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

ITEM 3.
-------
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company's earnings are impacted by significant increases in paper prices. In order to mitigate this risk, the Company implemented a price protection program beginning in September 1999 by signing a collar hedge contract with Enron Capital and Trade Resources Corporation. This four-year contract covers 56,000 short tons of a certain grade of paper which the Company uses, among other grades, to produce its catalogs. There is a floor and ceiling to paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium in connection with the establishment of the contract. No amounts are required to be recorded in the accompanying financial statements. As of August 26, 2000, market prices for paper remained within the ranges specified in the contract and as a result, no payments have been required to be made by either party under the agreement. For further information, see Part II, Item 7A of Form 10-K for the fiscal year ended February 26, 2000.

PART II.

                                OTHER INFORMATION
                                -----------------

Items 1, 2, 3, and 5 are not applicable and have been omitted.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
-------
         On July 19, 2000, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results with respect to each such matter are summarized below:

         1. Election of three Directors for a three year term expiring at the 2003 Annual Meeting of Stockholders.

                                            For               Withheld
                                         ---------            --------
             David C. Hochberg           8,999,147             57,385
             Elizabeth M. Eveillard      9,004,297             52,235
             Jonah Gitlitz               9,002,547             53,985

         2. Approval of the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the year ending February 24, 2001.

                     For                  Against             Abstained
                     ---                  -------             ---------
                  9,044,025                11,869                638


ITEM 6.  Exhibits and Reports on Form 8-K.
-------
         Exhibit 3.1 -  Amended By-Laws


         Reports on Form 8-K:   None.