Form 10-Q
period 2000-11-25
LILLIAN VERNON CORP
filed 2001-01-08
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended November 25, 2000

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

Number of shares outstanding of each of the issuer's classes of common stock:
8,679,868 Shares of Common Stock, $.01 par value, as of January 5, 2001.

                           LILLIAN VERNON CORPORATION

                                    Form 10-Q

                                November 25, 2000


PART I. FINANCIAL INFORMATION                                           PAGE #
         Item 1.
         Condensed Consolidated Balance Sheets
         as of November 25, 2000, November 27, 1999
         and February 26, 2000 (unaudited)                               3

         Consolidated Statements of Income
         for the quarters and nine months ended
         November 25, 2000 and November 27, 1999 (unaudited)             4

         Consolidated Statements of Cash Flows
         for the nine months ended November 25, 2000
         and November 27, 1999 (unaudited)                               5

         Notes to Consolidated Financial
         Statements                                                      6-8

         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                   9-12

         Item 3.
         Quantitative and Qualitative Disclosures
         About Market Risk                                               12


PART II. OTHER INFORMATION                                               13

Signatures                                                               14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NOVEMBER 25, NOVEMBER 27, FEBRUARY 26,
                        ASSETS                                          2000         1999         2000
                                                                   ---------    ---------    ---------
Current assets:
     Cash and cash equivalents                                     $  13,000    $  16,388    $  35,364
     Accounts receivable, net of allowances of $744, $668,
              and $576, respectively                                  28,747       32,774       22,403
     Merchandise inventories                                          46,692       45,048       33,926
     Deferred income taxes                                                --           --        1,355
     Prepayments and other current assets                              5,716        4,943        4,241
                                                                   ---------    ---------    ---------
              Total current assets                                    94,155       99,153       97,289

Property, plant and equipment, net                                    34,550       36,406       35,092
Deferred catalog costs                                                15,820       14,598        5,624
Other assets                                                           6,141        4,490        3,313
                                                                   ---------    ---------    ---------
              Total                                                $ 150,666    $ 154,647    $ 141,318
                                                                   ---------    ---------    ---------


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable and accrued expenses                   $  29,088    $  30,169    $  17,853
     Cash overdrafts                                                     249        2,441          758
     Customer deposits                                                   806          939          171
     Income taxes payable                                                 --          100        3,476
     Deferred income taxes                                             2,851          814           --
                                                                   ---------    ---------    ---------
              Total current liabilities                               32,994       34,463       22,258

Deferred compensation                                                  3,276        2,979        3,392
Deferred income taxes                                                  1,443        1,528        1,290
                                                                   ---------    ---------    ---------
              Total liabilities                                       37,713       38,970       26,940
                                                                   ---------    ---------    ---------


Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
              authorized; no shares issued and outstanding                --           --           --
     Common stock, $.01 par value; 100,000,000 shares
               authorized; issued - 10,389,674 shares                    104          104          104
     Additional paid-in capital                                       31,332       31,336       31,331
     Retained earnings                                               105,112      103,766      103,847
     Treasury stock, at cost -1,710,757 shares, 1,295,413 shares
              and 1,419,433 shares, respectively                     (23,595)     (19,529)     (20,904)
                                                                   ---------    ---------    ---------
              Total stockholders' equity                             112,953      115,677      114,378
                                                                   ---------    ---------    ---------
              Total                                                $ 150,666    $ 154,647    $ 141,318
                                                                   ---------    ---------    ---------

                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    THIRD QUARTER ENDED           NINE MONTHS ENDED
                                                  ------------------------    ------------------------
                                                 NOVEMBER 25,  NOVEMBER 27,  NOVEMBER 25,  NOVEMBER 27,
                                                        2000          1999          2000          1999
                                                  ----------    ----------    ----------    ----------
Revenues                                          $   98,340    $  105,630    $  174,802    $  170,246

Costs and expenses:
   Product and delivery costs                         45,144        47,165        83,913        81,007
   Selling, general and administrative expenses       41,908        43,130        85,025        81,310
                                                  ----------    ----------    ----------    ----------
                                                      87,052        90,295       168,938       162,317
                                                  ----------    ----------    ----------    ----------
       Operating income                               11,288        15,335         5,864         7,929
Net interest income (expense)                             42            15           857           654
                                                  ----------    ----------    ----------    ----------
       Income before income taxes                     11,330        15,350         6,721         8,583

Provision for (benefit from) income taxes:
   Current                                             1,714         4,958        (1,150)          705
   Deferred                                            3,065           722         4,269         2,471
                                                  ----------    ----------    ----------    ----------
                                                       4,779         5,680         3,119         3,176
                                                  ----------    ----------    ----------    ----------
       Net income                                 $    6,551    $    9,670    $    3,602    $    5,407
                                                  ----------    ----------    ----------    ----------


Net income per common share - Basic               $      .76    $     1.06    $      .41    $      .59
                                                  ----------    ----------    ----------    ----------

Net income per common share - Diluted             $      .75    $     1.06    $      .41    $      .59
                                                  ----------    ----------    ----------    ----------

Weighted average number of common shares -
   Basic                                               8,678         9,152         8,758         9,176
                                                  ----------    ----------    ----------    ----------

Weighted average number of common shares -
   Diluted                                             8,686         9,152         8,767         9,182
                                                  ----------    ----------    ----------    ----------

                 See Notes to Consolidated Financial Statements

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                    ------------------------
                                                                                   NOVEMBER 25,  NOVEMBER 27,
                                                                                          2000          1999
                                                                                    ----------    ----------
Cash flows from operating activities:
          Net income                                                                $    3,602    $    5,407
          Adjustments to reconcile net income to net cash provided by
                  (used in) operating activities (net of effects from purchase of
                          Rue de France, Inc.):
                  Depreciation                                                           2,615         2,757
                  Amortization                                                             569           169
                  Increase in accounts receivable                                       (6,283)      (11,681)
                  Increase in merchandise inventories                                  (12,051)      (18,348)
                  (Increase) decrease in prepayments and other current assets           (1,475)        4,728
                  Increase in deferred catalog costs                                    (9,867)       (8,406)
                  Increase in other assets                                                (797)       (1,109)
                  Increase in trade accounts payable and accrued expenses               10,149        12,732
                  Increase in customer deposits                                            613           711
                  Decrease in income taxes payable                                      (3,476)         (972)
                  Decrease in deferred compensation                                       (116)          (70)
                  Increase in deferred income taxes                                      4,359         2,461
                                                                                    ----------    ----------
                          Net cash used in operating activities                        (12,158)      (11,621)
                                                                                    ----------    ----------

Cash flows from investing activities:
          Purchases of property, plant and equipment                                    (1,917)       (1,352)
          Purchase of assets of Rue de France, Inc. (net of acquired cash)              (2,753)            0
                                                                                    ----------    ----------
                          Net cash used in investing activities                         (4,670)       (1,352)
                                                                                    ----------    ----------

Cash flows from financing activities:
          (Decrease) increase in cash overdrafts                                          (509)          521
          Dividends paid                                                                (2,085)       (2,205)
          Payments to acquire treasury stock                                            (3,479)       (1,669)
          Reissuance of treasury stock                                                     535           866
          Other                                                                              2            14
                                                                                    ----------    ----------
                          Net cash used in financing activities                         (5,536)       (2,473)
                                                                                    ----------    ----------

                          Net decrease in cash and cash equivalents                    (22,364)      (15,446)
                                                                                    ----------    ----------

Cash and cash equivalents at beginning of period                                        35,364        31,834
                                                                                    ----------    ----------
Cash and cash equivalents at end of period                                          $   13,000    $   16,388
                                                                                    ----------    ----------


Supplemental disclosures of cash flow information:
          Cash paid during the period for:
                  Interest                                                                  --            --
                  Income taxes                                                      $    3,690    $    1,388

Supplemental schedule of noncash investing and financing activities:
          The Company purchased the assets of Rue de France, Inc. as of April 1, 2000 for $2,823
          (less acquired cash of $70). In conjunction with the acquisition, liabilities were assumed as follows:


                          Fair value of assets acquired   $ 3,932
                          Cash paid for assets acquired    (2,823)
                                                          -------
                               Liabilities assumed        $ 1,109
                                                          =======

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

1.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are summarized as follows (in thousands):

                                            November 25,  November 27,  February 26,
                                                   2000          1999          2000
                                             ----------    ----------    ----------
         Land and buildings                  $   32,822    $   32,558    $   32,578
         Machinery and equipment                 32,467        33,529        30,751
         Furniture and fixtures                   4,027         3,854         3,832
         Leasehold improvements                   1,102         1,061           985
                                             ----------    ----------    ----------
           Total property, plant &
             equipment, at cost                  70,418        71,002        68,146

         Less:  accumulated depreciation
                  and amortization               35,868        34,596        33,054
                                             ----------    ----------    ----------
         Property, plant and equipment-net   $   34,550    $   36,406    $   35,092
                                             ----------    ----------    ----------

2.       EARNINGS PER SHARE

         Basic and diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                          Third Quarter Ended          Nine Months Ended
                                        ------------------------    ------------------------
                                    November 25,  November 27,  November 25,  November 27,
                                           2000          1999          2000          1999
                                        ----------    ----------    ----------    ----------
         Weighted average shares
          for Basic EPS                      8,678         9,152         8,758         9,176

         Add: incremental shares from
         stock option exercises                  8            --             9             6
                                        ----------    ----------    ----------    ----------

         Weighted average shares for
         Diluted EPS                         8,686         9,152         8,767         9,182
                                        ----------    ----------    ----------    ----------


For the third quarters ended November 25, 2000 and November 27, 1999, options on 1,123,167 and 1,162,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

For the nine months ended November 25, 2000 and November 27, 1999, options on 1,123,167 and 972,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

3.   RUE DE FRANCE ACQUISITION

     As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company paid a cash purchase price of $2.8 million (reflecting post-closing net worth adjustments). Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain projected earnings before taxes during the five-year period commencing on February 27, 2000. The excess of the purchase price over the fair value of the tangible net assets of approximately $2.6 million is included in other assets, and is being amortized on a straight-line basis over 20 years. The operating results of Rue de France have been included in the Company's consolidated results of operations as of April 1, 2000.

4.   RECLASSIFICATIONS

     Certain reclassifications have been made in the financial statements to conform with the fiscal 2001 presentation.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     FASB Emerging Issues Task Force Issue No. 00-10, " Accounting for Shipping and Handling Fees and Costs", requires that shipping and handling fees charged to customers be included in revenues. Presently, the Company records such fees as a reduction of the related shipping and handling expenses which are included in the "product and delivery costs" line in the income statement. This pronouncement is effective for the fourth quarter of fiscal year 2001, and the reclassification will be made in the Company's year-end financial statements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED NOVEMBER 25, 2000

Revenues for the quarter ended November 25, 2000 were $98.3 million compared to $105.6 million last year, principally caused by the slowing retail environment and weak consumer demand, as well as a 7% reduction in circulation (excluding Rue de France). Factors affecting consumer spending this holiday season included rising interest rates and consumer debt, higher energy prices, and the distraction caused by the presidential election. Because of this weakness in demand, revenue per catalog was 2.7% lower in the current quarter as compared to last year, although average revenue per order rose by 1.5% (excluding Rue de France).

Product and delivery costs in the quarter ended November 25, 2000 of $45.1 million decreased by $2.0 million, or 4.3%, compared to the third quarter of the prior year, principally because of lower order volume. These costs represented a higher percentage of revenues (45.9%) in the current quarter than the same period last year (44.7%). Product and delivery costs include the cost of merchandise sold, and the cost of receiving, filling and shipping the Company's orders, reduced by shipping and handling fees. The principal factors that caused product and delivery costs to rise as a percentage of revenues included lower net shipping and handling revenue from customers and higher labor costs due to an increase in personalized items during the period. Also, fixed costs comprised a higher percentage of the reduced revenue in the current quarter.

Selling, general and administrative (SG&A) expenses of $41.9 million, the largest component of which is the cost of producing, printing and mailing the Company's catalogs, decreased $1.2 million, or 2.8%, during the quarter principally because of lower circulation. As a percentage of revenues, SG&A costs increased to 42.6% in the quarter compared to 40.8% last year. SG&A expenses were higher as a percentage of revenues mostly because the Company experienced lower revenue per catalog and circulated page in the current quarter compared to last year. Also, the fixed elements of SG&A expenses comprised a higher percentage of the reduced revenue in the current quarter.

Net interest income for the quarter ended November 25, 2000 was comparable to that recorded in the third quarter of the prior year.

The effective income tax rate was 42.2% for the current quarter compared to 37.0% in the third quarter of the prior year. The higher rate resulted primarily from the recognition of a valuation allowance on the Company's charitable contribution tax carryfoward. Because of lower projected annual income discussed below, and because taxable income is the basis of the allowable deduction under the IRS code, it was determined that a portion of the carryfoward will not be deductible prior to expiration.

Should sales continue to be weak through the fourth quarter, net income for Fiscal 2001 ending February 24, 2001 may be in the range of 40% to 50% lower than the $.69 per share earned in the fiscal year ended February 26, 2000.

RESULTS OF OPERATIONS
NINE MONTHS ENDED NOVEMBER 25, 2000

Revenues for the nine months ended November 25, 2000 were $174.8 million compared to $170.2 million last year. Revenues rose primarily because of the acquisition of the Rue de France catalog in April 2000, and from providing telemarketing services to another catalog retailer. Aside from Rue de France, catalog circulation was comparable with the nine-month period last year. Positive trends in response and revenue per catalog that the Company experienced in the first half of the fiscal year were offset by the slowing economy during the Company's peak season.

Product and delivery costs of $83.9 million increased by $2.9 million, or 3.6% for the nine months ended November 25, 2000 as compared to the prior year, principally because of the costs associated with the revenue of Rue de France and providing telemarketing services to another catalog retailer. Product and delivery costs represented a higher percentage of revenues (48.0%) in the current period, than the same period last year (47.6%). While the product gross margin was relatively constant year-to-year in the Company's ongoing catalogs, the mix of the Company's revenues, with more revenues coming from lower margin sources this year, caused the rise in the percentage of revenues. This was partially offset by fewer backorders, which reduced fulfillment costs such as labor, postage and packaging.

Selling, general and administrative (SG&A) expenses of $85.0 million increased $3.7 million, or 4.6%, during the current nine month period compared to last year, principally because of the inclusion of the catalog costs and administrative expenses of Rue de France, Inc. since April 1, 2000. As a percentage of revenues, SG&A costs rose to 48.6% in the current period, compared to 47.8% last year. The increase in SG&A expenses as a percentage of revenues was due to several factors, including higher expenses related to the Company's Internet site in the current period as compared to the prior year, the inclusion of Rue de France, and a non-recurring charge in the first quarter related to the early termination of the lease of one of its outlet stores.

Net interest income for the nine months ended November 25, 2000 was $.2 million, or 31%, higher than the same period of the prior year, principally because of higher interest rates.

The effective income tax rate was 46.4% for the nine months ended November 25, 2000, compared to 37.0% in the same period of the prior year. As discussed above for the third quarter, the higher rate resulted primarily from the recognition that a portion of the Company's charitable contribution tax carryforward will not be deductible on its tax return prior to expiration.

FINANCIAL CONDITION

The Company's balance sheet and liquidity are strong. Cash and cash equivalents (net of cash overdrafts) were $12.8 million as of November 25, 2000 and $13.9 million as of November 27, 1999. The current ratio was 2.85:1 at November 25, 2000 and 2.88:1 at November 27, 1999. The Company had no long-term debt or short-term borrowings outstanding. The Company's working capital needs have been met with funds generated from operations.

The Company utilized approximately $12 million of funds for operating activities in both the current nine month period and the same period last year. In the current nine month period, inventory purchases were less, but this was offset by the lower level of net income and other operating cash flows. Inventory totaled $46.7 million as of the end of the third quarter (including Rue de France, which was not in last year's balance sheet), compared to $45.0 million last year. The Company is currently making an active effort to reduce its inventory level, while balancing its revenue and gross margin goals.

Capital spending during the current nine month period was $1.9 million. While there are no significant capital commitments anticipated for the balance of fiscal 2001, the Company is currently assessing its needs in the area of information technology, including future growth of its website, and enhancement of the systems in the National Distribution Center.

The Company paid dividends totaling $2.1 million ($.24 per share) during the first nine months of the current year, comparable to the first nine months of the prior year.

The Company utilized $1.8 million more funds for its share repurchase program in the current nine month period compared to the same period last year. During the nine months ended November 25, 2000, the Company acquired 347,042 shares of its common stock at a total cost of $3.5 million as part of its current 1.5 million shares open market stock repurchase program which was authorized by the Board of Directors on September 28, 1999 and October 7, 1998, bringing the total shares repurchased since inception of the program to 697,942 shares at a total cost of approximately $7.8 million.

As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company paid a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain projected earnings before taxes during the five-year period commencing on February 27, 2000. The purchase price was paid from operating funds.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB Emerging Issues Task Force Issue No. 00-10, " Accounting for Shipping and Handling Fees and Costs", requires that shipping and handling fees charged to customers be included in revenues. Presently, the Company records such fees as a reduction of the related shipping and handling expenses which are included in the "product and delivery costs" line in the income statement. This pronouncement is effective for the fourth quarter of fiscal year 2001, and the reclassification will be made in the Company's year-end financial statements.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, statements included in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the

Company's future performance, including without limitation, statements with respect to the Company's anticipated results of operations, revenues and/or level of business. Such statements represent the Company's current expectations only and are subject to certain risks, assumptions, and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected.

Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and from the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, possible future increases in operating costs including postage and paper costs, and other factors which are discussed in Part I of Form 10-K for the fiscal year ended February 26, 2000.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are impacted by significant increases in paper prices. In order to mitigate this risk, the Company implemented a price protection program beginning in September 1999 by signing a collar hedge contract with Enron Capital and Trade Resources Corporation. This four-year contract covers 56,000 short tons of a certain grade of paper which the Company uses, among other grades, to produce its catalogs. There is a floor and ceiling to paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium in connection with the establishment of the contract. No amounts are required to be recorded in the accompanying financial statements. As of November 25, 2000, market prices for paper remained within the ranges specified in the contract and as a result, no payments have been required to be made by either party under the agreement. For further information, see Part II, Item 7A of Form 10-K for the fiscal year ended February 26, 2000.

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


                                         Lillian Vernon Corporation


Date: January 8, 2001                    By: /s/ WAYNE A. PALLADINO
                                             -----------------------------------
                                             Wayne A. Palladino
                                             Senior Vice President and
                                             Chief Financial Officer