Form 10-K
period 2001-02-24
LILLIAN VERNON CORP
filed 2001-05-23
CIK 818008

================================================================================


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

   [X]             FOR THE FISCAL YEAR ENDED FEBRUARY 24, 2001
                                             -----------------

                                       OR

   [ ]          FOR THE TRANSITION PERIOD FROM __________ TO ________


COMMISSION FILE NUMBER 1-9637
                -------------


                           LILLIAN VERNON CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                        13-2529859
------------------------                  --------------------------------------
(STATE OF INCORPORATION)                  (I. R. S. EMPLOYER IDENTIFICATION NO.)


 ONE THEALL ROAD, RYE, NEW YORK 10580                              10580
---------------------------------------                         ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (914) 925-1200
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------- -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE.          AMERICAN STOCK EXCHANGE


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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SS.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENT, INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K
OR ANY AMENDMENT TO THIS FORM 10-K.          |X|

THE AGGREGATE MARKET VALUE FOR THE VOTING STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE ON MAY 17, 2001) WAS APPROXIMATELY $33,795,422.

AS OF MAY 17, 2001, THERE WERE 8,516,640 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

PART III IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S PROXY STATEMENT PURSUANT TO REGULATION 14A, COVERING THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JULY 18, 2001.

                    THE INDEX TO EXHIBITS APPEARS ON PAGE 22.


================================================================================

                           LILLIAN VERNON CORPORATION
                       FISCAL 2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.  Business......................................................       1

Item 2.  Properties....................................................       8

Item 3.  Legal Proceedings.............................................      10

Item 4.  Submission of Matters to a Vote of Security Holders...........      10

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................      11

Item 6.  Selected Financial Data.......................................      12

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      13

Item 7a. Quantitative and Qualitative Disclosure about Market Risk.....      19

Item 8.  Financial Statements and Supplementary Data...................      19

Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................      19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant,
           Executive Compensation......................................      20

Item 11. Security Ownership of Certain Beneficial Owners
           and Management..............................................      20

Item 12. Certain Relationships.........................................      20

Item 13. Related Transactions..........................................      20

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and
           Reports on Form 8-K.........................................      21

                                     PART I

ITEM 1. BUSINESS

General

     Lillian Vernon Corporation (the "Company") is a direct mail specialty catalog and online company concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products. The Company, a predecessor of which was founded in 1951, seeks to provide customers with reasonably priced products that can be differentiated from competitive products either by design, price or personalization. In fiscal 2001, the Company published 35 catalog editions, and mailed approximately 169,000,000 catalogs to past and prospective customers.

     The Company has developed a proprietary customer data base containing information about its customers, including such data as order frequency, size and date of last order, and type of products purchased. These and other factors are analyzed by computer to rank and segment customers to determine those most likely to purchase products offered in the Company's catalogs. The data base contains information with respect to over 24 million customers, gift recipients and people who have requested the Company's catalogs.

     The Company derives a small portion of its revenue from the rental of its customer list to direct mail marketers and other organizations and from a magazine subscription sales program. The Company has a Business to Business operation which sells premium and incentive items, and other products to numerous businesses, including Fortune 500 companies. Business to Business also sells to the wholesale market. The Company also operates a chain of outlet stores which sell Lillian Vernon merchandise. In addition to offering its products through its catalogs, the Corporation offers its products over the Internet.

     The following table reflects the Company's history in the areas of circulation of its catalogs, number of orders received and average revenue per order received, over the last five fiscal years.



                                                                   Fiscal Years Ended
                          -------------------------------------------------------------------------------------------------------
                          February 24,         February 26,        February 27,                February 28,         February 22,
                             2001(4)               2000               1999                        1998(3)               1997
                          ------------         ------------        ------------                ------------         -------------
Number of catalogs           169,065             165,855             188,678                    178,917             175,232
mailed (000's) (1)

Number of catalog                 35                  33                  34                         34                  29
editions

Number of orders               4,418               4,627               4,812                      4,936               4,643
received (000's)

Average revenue per          $ 56.52             $ 55.56             $ 55.23                    $ 54.13             $ 52.57
order received (2)


     (1) "Number of catalogs mailed" includes catalog circulation to the extent that resulting orders are received in that fiscal year.

     (2) "Average revenue per order received" is not reduced for refunds, nor does it include shipping and handling or applicable state sales tax.

     (3)  Fiscal 1998 contained 53 weeks.

     (4) For comparative purposes, Fiscal 2001 does not include Rue de France statistics. Rue de France Inc. (acquired by the Company in April 2000) mailed 3,883,000 catalogs in 4 editions. The number of orders received was approximately 45,000 and the average revenue per order received was $173.

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

     The Company strategically varies the quantity of its catalog mailings based on the selling season, anticipated revenue per catalog, the price of paper and other catalog costs, and its capacity to process and fill orders.

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

Company Catalogs and Internet Activities

     The Lillian Vernon catalog (the "Core Catalog") (9 editions in fiscal 2001) offers a wide variety of products including gifts, holiday products, toys, and children's products, personal and home accessories, kitchen and houseware products and outdoor products.

     The Sales and Bargains Catalog (4 editions in fiscal 2001) is primarily used to sell overstocked and discontinued merchandise, and is generally mailed only to customers in the Company's data base.

     The Company's Lilly's Kids Catalog (6 editions in fiscal 2001) features toys, games, baby products, room decor and fashion accessories for children.

     The Company's Christmas Memories Catalog (2 editions in fiscal 2001) is targeted to the Christmas season and offers ornaments, holiday decor, gifts, cards and many unique and exclusive products.

     The Favorites Catalog (6 editions in fiscal 2001) features many of the best-selling products from all Lillian Vernon catalogs.

     The Company's Personalized Gifts Catalog (2 editions in fiscal 2001) features gift items, all offered with personalization.

     The Neat Ideas Catalog (4 editions in fiscal 2001) offers products which include closet accessories, food preparation, kitchen accessories, kitchen decor, tabletop, organization, bath, laundry, car/garage and outdoor products.

     The Lillian Vernon Gardening Catalog (2 editions in fiscal 2001) features a cross section of functional garden products, as well as garden and floral-themed decorative accessories.

     The number of products offered in each catalog varies from 300 products to 700 products depending on the time of the year.

     The Company first offered its products over the Internet in 1995. In March 2000 (beginning of fiscal year 2001), the Company launched a redesigned Internet site, www.lillianvernon.com. This e-commerce web site integrates upgraded shopping capabilities and graphic enhancements to offer customers a user-friendly experience, featuring the Company's most popular products. Additionally, all of the Company's 6,000-plus products from all of its catalog titles can be ordered online using an electronic order form. The Company anticipates that current and new customers' use of the website will continue to grow. In fiscal 2001, the number of orders received through the website nearly doubled from the previous year, and comprised approximately 9% of total orders. The Company plans to upgrade its consumer website again in the fall of 2001 to build on the success of its online sales and attract new customers.

     The Company offers a deferred billing program to its customers, in which it agrees to charge the customers' credit cards for the full amount of their purchase at a future date specified in each catalog. The Company does not charge interest to the customers who participate in the deferred billing program.

     All products sold, including personalized products, are unconditionally guaranteed. A customer may return any product, even if personalized, for any reason. The dollar value of refunds requested by customers under the guarantee in fiscal 2001 approximated 4% of net revenues.

     The Company purchases its products from approximately 1,000 suppliers. Approximately 82% of the merchandise is purchased abroad, predominantly from manufacturers located in Taiwan, India, Hong Kong and throughout the Peoples' Republic of China, Italy, Thailand and Germany. Most purchase orders are denominated in U.S. dollars. Although no manufacturer is individually material to the Company's operations, the Company buys significant quantities through several Far East trading companies which utilize multiple manufacturers. The Company buys approximately 4% of its purchases through one Far Eastern buying agent, which acts as the Company's representative in its dealings with many different manufacturers in the Peoples' Republic of China, including Hong Kong. The Company also buys approximately 5% of its purchases through another Hong Kong vendor. As a result of its use of foreign suppliers, the Company is subject to the risks of doing business abroad, but has experienced no disruptions.

Marketing

     The Company maintains a proprietary customer data base containing information with respect to over 24 million customers, gift recipients and people who have requested its catalogs. In addition, the Company rents from, and exchanges mailing lists or specific portions of lists with direct marketers and other organizations to gain new customers. Approximately 169,000,000 catalogs were mailed in fiscal 2001, of which approximately 80% were mailed to people whose names were in the Company's proprietary data base and approximately 20% were mailed to prospects derived from rented lists.

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

Magazine Sales Program

     The Company operates a telemarketing program in which inbound order callers are offered the opportunity to subscribe to a magazine of their choice at the guaranteed lowest subscription price. A third party marketer of magazine subscriptions provides reimbursement to the Company for costs related to this program and provides revenue to the Company for every magazine sold and upon the completion of the billing cycles of the magazine subscriptions.

List Rental

     The Company derives a small portion of its revenue from the rental of its data base to direct mail marketers and other organizations, and from the placement of advertisements for other companies' products in its outgoing packages.

Order Fulfillment and Distribution

     Orders for merchandise are received by telephone, mail, fax, and the Internet. Orders are received and processed at the Company's National Distribution Center in Virginia Beach, Virginia. Customer Service operations are also conducted at this facility. The Company also operates a seasonal telephone order call center in New Rochelle, New York and a call center in Las Vegas, Nevada which was closed in May 2001 as part of a restructuring plan. The Company receives telephone orders on a 24-hour basis, seven days a week, with orders entered directly into the computer. Mail orders are opened, compared to payments, batched and entered into computer terminals.

     The Company's telephone representatives conduct upselling and cross-selling, in which customers are offered merchandise at special prices, or a substitute product if the product they ordered is unavailable or an additional product related to the one ordered by the customer.

     The majority of orders are processed, packed and shipped at the Company's National Distribution Center. Some products are drop-shipped from vendors directly to customers when this is the most cost-effective way of satisfying the customer. Approximately 90% of customer orders were shipped by the U.S. Postal Service in fiscal 2001. The Company also ships orders via UPS Second Day Air delivery as an option to its customers, for an extra charge.

     The Company's National Distribution Center, an 821,000 square foot facility located in Virginia Beach, Virginia, is owned and operated by the

Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. Almost all of the Company's distribution, and a majority of its warehousing activities, are conducted at this facility. The National Distribution Center is generally operated on a five-day-a-week basis, except during the Holiday season, when, depending upon demand, it may operate on a six or seven-day-a-week, three-shift basis. Personalization of products is also done at the Company's National Distribution Center. The Company also owns a 154,000 square foot building in Virginia Beach used for additional distribution and warehousing space.

     The Company continually assesses the need to upgrade the capacity of its telemarketing and distribution facilities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Paper and Mailing Costs

The Company expends significant amounts on paper in the production of its catalogs. The Company also uses substantial amounts of packing supplies and corrugated boxes to ship its products. In fiscal 2001, the Company spent approximately $23.8 million in total paper costs and also spent approximately $55.1 million in mailing catalogs and packages to its customers.

     In recent years, the U.S. Postal Service has increased its rates for both the mailing of catalogs and packages. While there was no change in postal rates in fiscal 2000, there was an increase of 9.1% in late fiscal 2001. Another increase of approximately 1.6% will occur in July 2001. No assurance can be given that postal rates will not continue to increase in the future. United Parcel Service is utilized as an optional delivery service for Second Day Air delivery at the customer's request for an additional charge.

     The price of paper is dependent upon supply and demand in the marketplace. The Company's paper cost per page increased approximately 6.6% in fiscal 2001 as compared to fiscal 2000, and is expected to be approximately 6% lower in fiscal year 2002 as compared to fiscal 2001.

     The Company continually monitors the paper market and periodically meets with its paper suppliers in order to react to changes in the paper supply market. In addition, the Company entered into a paper hedge contract which provides the Company with price protection in the form of a floor and ceiling in purchasing certain of its paper requirements (see Item 7(A) - Quantitative and Qualitative Disclosure About Market Risk for further discussion). While the Company cannot estimate the magnitude of future paper and postage increases or decreases, such changes may impact the Company's future earnings. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Merchandise Overstocks

     The Company sells its overstocks to its customers at reduced prices, primarily through its Sales and Bargains catalogs, its outlet stores and through special offers made to customers placing orders by telephone and on the Internet.

Seasonality

     The Company's business is seasonal. Historically, approximately 65% - 75% of the Company's revenues and substantially all of its net income has been realized during its third and fourth fiscal quarters, which encompass the period September through February. Lower revenue and net losses are typically incurred during its first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with other mail order and retail gift businesses. Further discussion of the effect of seasonality upon revenues and income is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     The United States and the other countries in which the Company's products are manufactured may, from time to time, impose new or adjust existing quotas, duties, tariffs or other restrictions, with the result that the Company's ability to continue to import merchandise at required levels could be adversely affected. Although the Company attempts to identify secondary sources for its merchandise, the Company cannot now predict the likelihood of any such events occurring or the effect on its business of any such event.

     In the past, various states had taken action to require mail order retailers to collect sales tax from residents in their states, even if the only contact with such states is the mailing of catalogs into the states. On May 26, 1992, the Supreme Court ruled that state governments could not require out of state mail order companies to collect and remit sales and use taxes without Congressional authorization. Since that time, bills have periodically been introduced in Congress which would allow states to impose sales tax collection responsibility upon mail order companies. No bills have been enacted into law. Similarly, Congress is currently studying Internet taxation issues, but to date has not enacted any bills which would require companies to collect sales tax on Internet transactions in states where they do not have a physical presence.

     Although management is unable to predict the likelihood of Congress passing sales tax legislation in the future, the Company does not expect that the collection of sales tax will have a material effect on its results of operations in fiscal 2002.

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

Employees

     As of February 24, 2001, the Company and its subsidiaries employed approximately 1500 employees. During the peak Holiday season, the Company utilizes approximately 5300 people including seasonal employees working in the telephone order, order processing and distribution areas. Employees are not covered by collective bargaining agreements. The Company considers its employee relations to be good.

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

Acquisition - Rue de France, Inc.

     On April 6, 2000, the Company completed the purchase of the assets of Rue de France, Inc., a privately owned catalog and online company based in Newport, Rhode Island. The Company paid a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five year fiscal period of the Company commencing on February 27, 2000.

     Rue de France, Inc., a 16 year-old retailer of home furnishings and accessories, markets its products through catalogs, a web site and a retail store in Newport, Rhode Island. Rue de France, Inc.'s founder has joined Lillian Vernon Corporation under a multi-year employment contract as President of the subsidiary which acquired the assets of Rue de France, Inc.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and administrative offices are located in a 65,000 square foot building in Rye, New York. The corporate headquarters includes the executive offices, merchandising, creative, marketing, internet and finance departments, as well as the Business to Business division. This facility is leased under a sublease agreement expiring on January 30, 2005. In addition to base rent, the sublease provides that the Company is responsible for increases in real estate taxes and operating costs over a base year. The Company has received two renewal options, each for five years, from the owners of the building, an unaffiliated entity, upon the expiration of the sublease, in 2005.

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

     Almost all distribution and warehousing activities, as well as mail order processing, customer service and most telemarketing activities, are conducted at the Virginia Beach facilities.

     The Company leases approximately 20,000 square feet in an office complex in Las Vegas, Nevada, as an additional telemarketing facility. The lease expires March 31, 2005. The Company is responsible for its share of operating expenses, real estate taxes and utility charges. Due to the Company's restructuring plan (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Nevada facility was closed in May, 2001. The lease, however, will continue to be in effect and the Company intends to sublease the location to a third party.

     The Company leases 11,000 square feet in an office building in New Rochelle, New York, which provides additional telemarketing facilities. The current lease runs through December 31, 2002.

     The Company leases sixteen retail locations, which serve as outlet stores, in the states of Virginia, New York, Delaware, South Carolina, Rhode Island and Tennessee. The typical retail store is approximately 3,000 square feet. The retail store leases expire from fiscal 2002 through fiscal 2006, and contain various renewal options through fiscal 2011. The Company leases additional outlet store locations on a short-term basis, particularly during the holiday season.

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

         Quarter Ended                      High                      Low
         -------------                      ----                      ---
         May 29, 1999                      $14 7/8                   $12
         August 28, 1999                    14 5/8                    12 1/2
         November 27, 1999                  13 5/16                   12 3/4
         February 26, 2000                  12 5/8                    10 1/2

         May 27, 2000                       10 5/8                     9 1/8
         August 26, 2000                    11 1/8                     9 3/4
         November 25, 2000                  11 1/4                     8 5/8
         February 24, 2001                   9 5/16                    6 1/4

     As of May 17, 2001, there were 381 registered holders of the Company's Common Stock.

     The Company has paid 37 consecutive quarterly cash dividends on its common stock since an initial quarterly dividend of five cents ($.05) per share was paid in May of 1992. The quarterly dividend was increased to seven cents ($.07) per share payable September 1, 1994, and to eight cents ($.08) per share in March 1998. The Board of Directors intends to continue to declare and pay a quarterly dividend. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements and other relevant factors.

     On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of September 3, 1998, the Company completed the one million share repurchase program. On October 7, 1998, the Board of Directors approved a new stock repurchase program which authorizes the Company to repurchase up to an additional one million shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. As of May 17, 2001, the Company had repurchased 902,992 shares, at a total cost of approximately $9.4 million under the current stock repurchase program. The Company uses these shares to make matching contributions to its Profit Sharing/401(k) Plan and to issue shares under its Stock Option and Employee Stock Purchase Plans.

ITEM 6. SELECTED FINANCIAL DATA

                                               Fiscal Years Ended
                        --------------------------------------------------------------
                        February      February     February      February    February
                        24, 2001      26, 2000     27, 1999      28, 1998    22, 1997
                        --------      ----------   ---------     --------    --------
                                                                   (1)
Operating Results
-----------------
(000's)

Revenues (2)(3)......   $ 287,094    $ 281,044   $ 296,384   $ 297,704   $ 277,613
Income before income
  taxes .............         175       10,350       5,079      14,740       7,925
Net income (loss) (3)      (1,378)       6,289       3,139       9,728       5,231
Per Share
---------
Net income (loss)-
  Basic (3)..........   $    (.16)   $     .69   $     .34   $    1.02   $     .54
Net Income (loss)-
  Diluted ...........        (.16)         .69         .34        1.01         .54
Book value ..........       12.38        12.75       12.37       12.46       11.83
Dividends ...........         .32          .32         .32         .29         .28

Financial Position At
---------------------
Year End (000's)
--------
Cash and cash
  equivalents .......   $  34,180    $  35,364   $  31,834   $  26,136   $  24,098
Working capital .....      62,723       74,568      69,996      73,951      70,739
Total assets ........     139,749      141,318     138,206     144,359     138,955
Long-term
  obligations (4) ...        --           --          --         1,394       2,883
Stockholders' equity      106,973      114,378     113,264     116,839     113,702
Average shares
--------------
outstanding (000's)
-----------
     Basic ..........       8,740        9,128       9,221       9,532       9,658
     Diluted ........       8,740        9,130       9,319       9,636       9,664

(1)  Fiscal year 1998 contained 53 weeks.

(2) All revenues have been adjusted to reflect the adoption of EITF No.00-10. See Note 1 to the Consolidated Financial Statements.

(3) In the fourth quarter of fiscal 2001, effective February 27, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). See Note 1 to the Consolidated Financial Statements. It is estimated that had SAB 101 been adopted for fiscal 1997, pro forma revenues, net income and earnings per share would have been $276,795, $5,131, and $.53, respectively, for the year ended February 22, 1997. Similarly, pro forma revenues, net income and earnings per share would have been $296,477, $9,578, and $1.00, respectively, for the year ended February 28, 1998, and $297,104, $3,182, and $.35, respectively, for the year ended February 27, 1999. The pro forma effect on the year ended February 26, 2000 is disclosed in Note 11 to the Consolidated Financial Statements.

(4) Includes current installments and long-term portions of debt and capital lease obligations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues. The table reflects certain reclassifications made to conform to the current year's presentation. In the fourth quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires that amounts billed to customers for shipping and handling fees be classified as revenue. These fees were previously recorded as a reduction of the related expenses in the "product and delivery costs" line on the income statement. All periods shown reflect EITF No.00-10.

                                                   Fiscal Years Ended
                                        --------------------------------------
                                        February 24, February 26, February 27,
                                           2001         2000          1999
                                        -----------  -----------  ------------

Revenues                                   100.0%       100.0%       100.0%
Costs and expenses:
 Product and delivery costs                (56.7)       (55.7)       (54.4)
 Selling, general and
   administrative expenses                 (43.0)       (41.2)       (43.2)
 Restructuring and other charges            (0.7)         --           --
 Write-off computer project,
   severance costs                           --           --          (0.7)
Other income                                 --           0.3          --
                                           -----        -----        -----
     Operating income (loss)                (0.3)         3.3          1.6
Interest income, net                         0.4          0.4          0.1
                                           -----        -----        -----
 Income before income taxes                  0.1          3.7          1.7
Provision for income taxes                  (0.3)        (1.5)        (0.6)
Cumulative effect of
     accounting change                      (0.2)         --           --
                                           -----        -----        -----
 Net income (loss)                          (0.5)%        2.2%         1.1%
                                           -----        -----        -----


Fiscal 2001 Compared to Fiscal 2000

     Revenues for fiscal 2001 were $287.1 million, an increase of $6.1 million, or 2.2% compared to fiscal 2000. Revenues rose primarily because of the acquisition in April 2000 of Rue de France, Inc., an upscale catalog and website of home furnishings and accessories. Catalog revenues excluding Rue de France declined slightly, although catalog circulation was 2% higher in fiscal 2001. Response to the Company's catalogs was negatively impacted by the economic downturn and decreased consumer spending during the Company's peak holiday selling season, and the balance of the fiscal year. While the overall number of orders received by the Company during fiscal 2001 declined by 4.5%, orders received through the Company's website almost doubled compared to fiscal 2000, and amounted to approximately 9% of incoming orders in fiscal 2001.

     Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing and filling orders for the Company's customers. Product and delivery costs in fiscal 2001 were $162.6 million, an increase of $6.0 million, or 3.8% compared to $156.6 million for fiscal 2000. These costs increased primarily due to the addition of the Rue de France business. As a percentage of revenue, product and delivery costs increased from 55.7% in fiscal 2000 to 56.7% in fiscal 2001 due to the mix of the Company's merchandise and services. Specifically, more of the Company's revenues were generated from lower margin sources in fiscal 2001, such as Rue de France and providing incoming order processing services to another catalog retailer.

     Selling, general and administrative ("SG&A") expenses were $123.4 million in fiscal 2001 compared to $115.8 million in fiscal 2000, an increase of $7.6 million, or 6.6%. These expenses rose for several reasons: approximately 2% higher catalog circulation for the Company's existing catalogs, the expenses of Rue de France, Inc. which was acquired in April 2000, and increased costs of operating the Company's website. As a percentage of revenue, SG&A increased from 41.2% in fiscal 2000 to 43.0% in fiscal 2001 primarily because of weaker response to the Company's catalogs. Specifically, the Company's mailings generated 5% less revenue per catalog in fiscal 2001 than fiscal 2000, on higher circulation.

     The cost of producing, printing and mailing the Company's catalogs represent the single largest component of SG&A expenses. The Company's paper cost per page increased by approximately 6.6% in fiscal 2001 compared to fiscal 2000, but is expected to be lower for fiscal 2002 due to a softening paper market. Postal rates, however, are expected to rise. A postal rate increase of 9% in January 2001 will be followed by another increase in July 2001 of approximately 1.6%. To mitigate the impact of the postal rate increases, however, the Company made changes to the weight of the catalogs and adjustments to catalog page counts. Overall, the average cost to produce and mail a catalog is expected to be slightly lower in fiscal 2002 compared to 2001.

     The Company continually monitors the paper market and periodically meets with its paper suppliers in order to react to changes in the paper supply market. In addition, the Company entered into a paper hedge contract which provides the Company with price protection in the form of a floor and ceiling in purchasing certain of its paper requirements (see Item 7(A)- "Quantitative and Qualitative Disclosure About Market Risk" for further discussion).

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2.1 million, which included severance pay for a former officer ($.4 million) and costs of a restructuring plan ($1.7 million). The restructuring plan (the "Plan") was approved in February 2001 to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy. Under the Plan, the Company eliminated approximately 12% of its salaried workforce and closed its Las Vegas, Nevada Call Center, consolidating these operations into its National Distribution Center located in Virginia Beach. The costs of the Plan include $ .7 million for employee-related costs (mostly severance pay), $.3 million of asset write-offs from the Call Center closure, $.7 million of projected future lease payments and sublease costs for the Call Center. No payments under the Plan have been made as of February 24, 2001. The Company expects to make the remaining severance payments by October 15, 2001. With respect to the lease costs, the Company currently estimates that it may take in excess of 12 months to enter into a suitable sublease for the Las Vegas facility. The restructuring and other charges reduced fiscal 2001 net income by $1.3 million ($.15 per share).

     Net interest income in fiscal 2001 was $1.2 million compared to $1.0 million in fiscal 2000. The increase of $.2 million was due primarily to higher interest rates on the Company's cash investments. There were no short-term borrowings during fiscal year 2001 or fiscal year 2000.

     The Company's unusually high effective income tax rate in fiscal 2001 is primarily due to recognizing the expiration of charitable contribution tax carryforwards. The Company recorded additional tax expense of $.8 million related to the expiration of these credits, which reduced earnings per share by $.09.

     In the fourth quarter of fiscal 2001, effective February 27, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and recorded a one-time charge to earnings of $.6 million, net of income taxes of $.4 million, ($.07 per share) to reflect the accounting change.

     After all charges, the net loss for the fiscal year was $(1.4) million, or $(.16) per share, compared to net income of $6.3 million, or $.69 per share, the prior year. Before the cumulative effect of adopting SAB 101 in Fiscal 2001, and excluding the restructuring charge and the effect of the expiration of tax carryforwards, the Company would have had net income of $1.4 million or $.15 per share, compared to $6.3 million or $.69 per share last year.

Fiscal 2000 Compared to Fiscal 1999

     Revenues for fiscal 2000 were $281.0 million, a decrease of $15.3 million, or 5.2%, compared to fiscal 1999, principally as a result of a strategic decision to reduce circulation to improve profits. Catalog circulation was 12.1% lower in fiscal 2000 compared to the prior year. Order volume declined by 3.9% in fiscal 2000, and average revenue per order was slightly higher. Revenue per catalog increased in fiscal 2000 by approximately 10.0%, due principally to higher response rates. The significant factors which led to increased revenue per catalog were more new product offerings, targeted circulation, and the Company's continued value pricing.

     Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing, filling and shipping orders. These costs ($156.6 million) declined by $4.6 million, or 2.9% in fiscal 2000 compared to fiscal 1999, due principally to the lower volume of orders shipped. As a percentage of revenues, product and delivery costs increased from 54.4% in fiscal 1999 to 55.7% in fiscal 2000 primarily due to higher wage rates at the Company's National Distribution Center, the operation of a third call center in Las Vegas, Nevada, and increased shipping and handling costs to satisfy demand for backordered products.

     Selling, general and administrative ("SG&A") expenses, the single largest component of which is the cost of producing, printing, and mailing the Company's catalogs, were $115.8 million in fiscal 2000, compared to $128.0 million in fiscal 1999, a decrease of $12.2 million, or 9.5%, principally due to reduced catalog circulation. As a percentage of revenues, SG&A expenses decreased from 43.2% in fiscal 1999 to 41.2% in fiscal 2000 primarily because the average catalog generated higher revenue, and also cost less to produce. Specifically, the Company's paper cost per page decreased approximately 13% in fiscal 2000 compared to fiscal 1999.

     SG&A costs in fiscal 2000 also included approximately $500,000 in computer costs related to the Company's Year 2000 compliance project; this was in addition to the $1 million spent in fiscal year 1999. The Company completed its Year 2000 compliance project on time and at less than its projected cost and experienced no significant computer problems related to year 2000. Higher SG&A expenses related to the expansion of the Company's online sales and customer base were incurred during fiscal 2000 compared to the prior year. In addition, postal rates increased in January 1999 by approximately 3%.

     Other income of $.7 million was a result of the sale of stock received from the demutualization of an insurance company which insures the lives of two Company officers ($.6 million), and profit from the sale of Company land under an easement order in the City of Virginia Beach, Virginia ($.1 million).

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

Seasonality

     The Company's business is seasonal. Historically, approximately 65% - 75% of the Company's revenue and substantially all of its net income has been realized during the third and fourth fiscal quarters, which encompass the period September through February. Lower revenue and net losses are typically incurred during the first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with other mail order and retail gift businesses.

     Because of slower demand for its products in the first half of its fiscal year, and because of fixed costs incurred to increase sales year-round and invest in future growth, the Company reported a cumulative net loss during the first six months of fiscal 2001, 2000, and 1999. Due to these seasonal factors, management expects to incur a loss for the first half of fiscal 2002 as well.

Liquidity and Capital Resources

     The Company's balance sheet and liquidity are strong. Cash and cash equivalents totaled $34.2 million as of February 24, 2001; the current ratio was 3.2:1 at February 24, 2001 compared to 4.3:1 at February 26, 2000. The reduction in the current ratio was due principally to lower accounts receivable and inventory, and higher accounts payable and accrued expenses as of February 24, 2001. The Company has not borrowed money in the current fiscal year; its working capital needs have been met with funds on hand and cash generated from operations.

     In fiscal 2001, the Company generated $9.8 million of cash from operating activities. Inventory as of the end of fiscal 2001 decreased by $4.2 million on a comparable basis as fiscal 2000 (i.e. excluding the inventory of Rue de France and the impact of implementing SAB 101), due to the Company's efforts to better manage inventory.

     On April 6, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island for a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five fiscal years commencing February 27, 2000.

     Capital spending in fiscal 2001 of $2.7 million was made to upgrade the Company's computer equipment and its distribution machinery and equipment. In addition, the Company has partnered with IBM to develop a new website. The cost for the development of the website, and the related software and hardware is expected to be $4.5 million in fiscal 2002. Aside from the new website development, fiscal 2002 capital spending is expected to be comparable to the Company's annual spending in the past several years. In fiscal 2002, the Company also plans to conduct an extensive review and assessment of its major computer systems, facilities and business processes. A major goal of the study is to plan systems that will enable the Company to take advantage of additional business opportunities, streamline operations, and reduce its costs.

     The Company has a $42 million revolving credit facility with two banks, expiring in fiscal 2006. This credit facility can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of letters of credit. Up to $20 million of the facility can be converted into term loans, with maturity dates no later than 2008. At the Company's option, interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate. The credit facility is unsecured, and the Company is subject to financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions.

     The Company generated $.7 million of cash from the issuance of common stock through its employee benefit plans during fiscal 2001, compared to $1.1 million in fiscal 2000.

     The Company has paid 37 consecutive quarterly cash dividends commencing May 1992. It increased its quarterly dividend from $.05 to $.07 per share in September 1994, and from $.07 to $.08 per share in March 1998. The Company anticipates continuing to pay dividends to its stockholders in the future. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements, and other relevant factors. Dividends in fiscal 2001 totaled $2.8 million, or $.32 per share.

     On October 7, 1998, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. In fiscal 2001, the Company repurchased 400,492 shares under the current program at a total cost of $3.9 million. As of February 24, 2001, the Company had purchased 751,392 shares since inception of the current program at a total cost of $8.2 million. Prior to this, the Company completed an earlier stock repurchase program in which it repurchased 1 million shares for a total cost of $15.1 million. Cumulatively from October 1995 through February 24, 2001, the Company has spent $23.3 million to repurchase its stock in the open market.

     The Company believes that its cash flow from operations, funds on hand, and credit facilities will be sufficient to meet its operating needs for the upcoming fiscal year.

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

Recently Issued Accounting Standards

     In the fourth quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires that amounts billed to customers for shipping and handling fees be classified as revenue. The Company previously recorded these fees as reductions of the related expenses. The adoption of EITF 00-10 had no effect on the net income of the Company.

     In the fourth quarter of fiscal 2001, effective February 27, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). The Company recorded a one-time charge of $.6 million, net of income taxes of $.4 million, or $.07 per share in fiscal 2001, to reflect the accounting change. The use of the revised method reduced the fiscal 2001 loss before cumulative effect by $79,000, net of income taxes. The Company does not expect the implementation of SAB 101 to have a material effect on future operating results on an annual basis; however, it will significantly impact the results of the third and fourth quarters, similar to the impact disclosed in Note 11 to the Consolidated Financial Statements.

Forward Looking Statements

Except for historical information contained herein, statements included in this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations, revenues and/or level of business. Such statements represent the Company's current expectations only and are subject to certain risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected. Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and from the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, and possible future increases in operating costs including postage and paper costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's earnings are impacted by significant increases in paper prices. In order to mitigate this risk, the Company implemented a price protection program by entering into a collar hedge contract. This contract covers a certain grade of paper which the Company uses, among other grades, to produce its catalogs. There is a floor and ceiling to paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium in connection with the establishment of the contract. No amounts are required to be recorded in the accompanying financial statements. As of January and February 2001, market prices for paper fell below the established floor of the contract. The Company, therefore, made minimal payments to the counterparty. In March 2001, the Company renegotiated the floor and ceiling prices under the contract and extended the term of the contract until August 2005. The contract now covers 63,560 short tons of paper between March 2001 and its expiration date.

     The Company has performed a sensitivity analysis to determine what the impact would be under the hedge contract if the price of paper covered by this contract were to change by 10% over the next 12 months. The price as of February 24, 2001 for the grade of paper subject to this contract was $990 per short ton. If the price of this grade of paper should increase by 10% over the next 12 months, the Company would be entitled to maximum payments totaling $89,000 from the counterparty. If the price of this grade of paper should decrease by 10% over the next 12 months, the Company would be required to make payment to the counterparty in the maximum total amount of $826,000. However, these payments made would be offset by the corresponding cost savings the Company would achieve in the lower prices it would pay for its purchases of paper. Therefore, the overall cost would not be material to the Company's Financial Statements for fiscal 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data are found in Part IV at pages F-1 through F-20 herein.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report on pages F-1 through F-20.

     (a)(1) Consolidated Financial Statements

-Balance Sheets - February 24, 2001 and February 26, 2000 ................. F- 2
-Statements of Operations for the three Fiscal Years ended
 2001, 2000, and 1999...................................................... F- 3
-Statements of Stockholders' Equity for the three
 Fiscal Years ended 2001, 2000, and 1999................................... F- 4
-Statements of Cash Flows for the three Fiscal Years
 ended 2001, 2000, and 1999................................................ F- 5
-Notes to Financial Statements ............................................ F- 6
-Report of Independent Accountants ........................................ F-21

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

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).


EXHIBIT
NO.                                                DESCRIPTION                                           PAGE
-------                                            -----------                                            ----
2.1     -   Plan and Agreement of Merger dated June 29, 1987 between Lillian Vernon Corporation,
            a New York corporation, and the Company incorporated in Delaware.........................     (1)

2.2     -   Certificate of Ownership and Merger between Lillian Vernon Corporation and the
            Company incorporated in Delaware filed in Delaware.......................................     (1)

2.3     -   Certificate of Merger between Lillian Vernon Corporation and the Company incorporated
            in Delaware filed in New York............................................................     (2)

3.1     -   Certificate of Incorporation with Amendments of Lillian Vernon Corporation ..............     (2)

3.2     -   Amended By-Laws of Lillian Vernon Corporation............................................     (19)

10.1    -   Amended and Restated Lillian Vernon Corporation Profit Sharing Plan......................     (10)

10.3    -   1987 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock
            Option Plan..............................................................................     (1)

10.4    -   First Amendment to Employment Agreement with Lillian Vernon, formerly Lillian M. Katz ...     (3)

10.5    -   Executive Deferred Compensation Agreement and first amendment thereto with Lillian
            Vernon, formerly Lillian M. Katz.........................................................     (4)

10.6    -   Second Amendment to Deferred Compensation Agreement with Fred P. Hochberg ...............     (5)

10.7    -   Second Amendment to Deferred Compensation Agreement with David C. Hochberg ..............     (6)

10.8    -   Form of Indemnification Agreement with officers and directors............................     (1)

10.9    -   Lease for Company's facility in New Rochelle, New York...................................     (1)

10.10   -   Trademark Registrations for Lillian Vernon Corporation - Service Mark and Logo ..........     (1)



EXHIBIT
NO.                                                DESCRIPTION                                            PAGE
-------                                            -----------                                            ----
10.16   -   Sublease between Fred P. and David C. Hochberg and Company - New Rochelle facility ......     (5)

10.17   -   Lillian Vernon Corporation 1993 Stock Option Plan for Non-Employee Directors ............     (7)

10.21   -   Amended Revolving Credit Agreement, Letter of Credit and Bankers
            Acceptance facility dated as of August 19, 1996 among
            Lillian Vernon Corporation as Borrower, Lillian Vernon
            Fulfillment Services, Inc., LVC Retail Corporation and
            Lillian Vernon International Ltd. as Guarantors, the Banks
            named therein and The Chase Manhattan Bank as agent......................................     (8)

10.22   -   1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock
            Option Plan..............................................................................     (9)

10.23   -   1997 Stock Option Plan for Non-Employee Directors........................................     (9)

10.24   -   Form of Agreement re Change of Control with certain executive officers...................     (11)

10.25   -   Agreement of Sublease dated January 30, 1998 between CVS New York, Inc. and the
            Company and exhibits.....................................................................     (11)

10.29   -   Rights Agreement dated as of April 15, 1999 between the Company and Continental Stock
            Transfer & Trust Co. ....................................................................     (14)

10.30   -   Supplement to Rights Agreement dated as of April 15, 1999 between the Company and
            Continental Stock Transfer & Trust Co. ..................................................     (15)



EXHIBIT
NO.                                                DESCRIPTION                                            PAGE
-------                                            -----------                                            ----
10.31   -   Industrial Real Estate Lease between the Company and Howard Hughes Properties,
            Limited Partnership .....................................................................     (15)

10.32   -   Master Agreement between Registrant and Enron Capital & Trade Resources Corporation .....     (17)

10.33   -   Amendment to Industrial Real Estate Lease between the Company and Howard Hughes
            Properties, Limited Partnership .........................................................     (18)

10.34   -   Asset Purchase Agreement by and among RDF Acquisition Corporation and Lillian Vernon
            Corporation and Rue de France, Inc., and Pamela F. Kelley and Brendan P. Kelley dated
            March 31, 2000 ..........................................................................     (18)

10.35   -   Proprietary Rights Assignment between Pamela Kelley and RDF Acquisition
            Corporation .............................................................................     (18)

10.36   -   Right of First Refusal Agreement between Lillian Vernon Corporation and Pamela F.
            Kelley dated March 31, 2000 .............................................................     (18)

10.37   -   Employment Agreement between RDF Acquisition Corporation and Pamela F. Kelley dated
            March 31, 2000 ..........................................................................     (18)

10.38   -   Intellectual Property Protection Agreement between RDF Acquisition Corporation and
            Pamela F. Kelley dated March 31, 2000 ...................................................     (18)

21      -   Subsidiaries of registrant ..............................................................     E-107

23      -   Consent of PricewaterhouseCoopers LLP ...................................................     E-108

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

(7) Filed with Registration Statement on Form S-8 (File No. 33-71250) and incorporated by reference herein.

(8) Filed with Quarterly Report on Form 10-Q for the quarter ended August 24, 1996 and incorporated by reference herein. The Amended Revolving Credit Agreement is filed herewith.

(9) Filed with Registration Statement on Form S-8 on September 26, 1997 (File No. 333-36467) and incorporated by reference herein.

(10) Filed with Registration Statement on Form S-8 on March 31,1998 (File No. 333-48951) and incorporated by reference herein.

(11) Filed with Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated by reference herein.

(14) Filed with Report on Form 8-K dated April 22, 1999, and incorporated by reference herein.

(15) Filed with Annual Report on Form 10-K for the year ended February 27, 1999, and incorporated by reference herein.

(17) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1999, and incorporated by reference herein.

(18) Filed with Annual Report on Form 10-K for the year ended February 26, 2000, and incorporated by reference herein.

(19) Filed with Quarterly Report on Form 10-Q for the quarter ended August 26, 2000 and incorporated by reference herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.



                                             LILLIAN VERNON CORPORATION



Dated May 22, 2001                          By: /s/ LILLIAN VERNON
                                                --------------------------
                                                    Lillian Vernon, Chairman
                                                    of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                       DATE
---------                               -----                       ----
/s/ LILLIAN VERNON
----------------------------
Lillian Vernon                   Chairman of the Board          May 22, 2001
                                 of Directors (Principal
                                 Executive Officer)

/s/ WAYNE A. PALLADINO
----------------------------
Wayne A. Palladino               Senior Vice President-         May 22, 2001
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

/s/ JONAH GITLITZ
----------------------------
Jonah Gitlitz                    Director                       May 22, 2001

/s/ DAVID C. HOCHBERG
----------------------------
David C. Hochberg                Vice President - Public        May 22, 2001
                                 Affairs and Director

/s/ JOEL SALON
----------------------------
Joel Salon                       Director                       May 22, 2001

/s/ BERT W. WASSERMAN
----------------------------
Bert W. Wasserman                Director                       May 22, 2001

/s/ ELIZABETH M. EVEILLARD
----------------------------
Elizabeth M. Eveillard           Director                       May 22, 2001

/s/ RICHARD A. BERMAN
----------------------------
Richard A. Berman                Director                       May 22, 2001

                                   EXHIBIT 21

                           SUBSIDIARIES OF REGISTRANT

     Lillian Vernon International, Ltd.

     Lillian Vernon Fulfillment Services, Inc.

     LVC Retail Corporation

     Rue de France, Inc.

                           LILLIAN VERNON CORPORATION


                       CONSOLIDATED FINANCIAL STATEMENTS


                             SCHEDULES AND REPORTS

PART II. FINANCIAL INFORMATION
ITEM 8. FINANCIAL STATEMENTS

                          LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                     (DOLLARS IN THOUSANDS)

                                                                FEBRUARY 24,      FEBRUARY 26,
                                                                    2001              2000
                                                                ------------      ------------
                                  ASSETS
                                  ------
Current assets:
    Cash and cash equivalents                                      $  34,180         $  35,364
    Accounts receivable, net of allowances of $687 and $576           19,483            22,403
    Merchandise inventories                                           31,944            33,926
    Deferred income taxes                                                262             1,355
    Prepayments and other current assets                               5,582             4,241
                                                                   ---------         ---------
         Total current assets                                         91,451            97,289

Property, plant and equipment, net                                    33,841            35,092
Deferred catalog costs                                                 8,797             5,624
Other assets                                                           5,660             3,313
                                                                   ---------         ---------
         Total                                                     $ 139,749         $ 141,318
                                                                   =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses                    $  22,844         $  18,316
    Cash overdrafts                                                    1,301               758
    Customer deposits                                                  4,583               171
    Income taxes payable                                                                 3,476
                                                                   ---------         ---------
         Total current liabilities                                    28,728            22,721

Deferred compensation                                                  3,282             2,929
Deferred income taxes                                                    766             1,290
                                                                   ---------         ---------
         Total liabilities                                            32,776            26,940
                                                                   ---------         ---------

Commitments & contingencies (Note 7)

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
         authorized; no shares issued and outstanding
    Common stock, $.01 par value; 100,000,000
         shares authorized; issued - 10,389,674 shares in
         2001 and 2000                                                   104               104
    Additional paid-in capital                                        31,332            31,331
    Retained earnings                                                 99,312           103,847
    Treasury stock, at cost - 1,745,668 shares in 2001
         and 1,419,433 shares in 2000                                (23,775)          (20,904)
                                                                   ---------         ---------
         Total stockholders' equity                                  106,973           114,378
                                                                   ---------         ---------
         Total                                                     $ 139,749         $ 141,318
                                                                   =========         =========

                        See Notes to Consolidated Financial Statements.

                                           LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              FISCAL  YEARS  ENDED
                                                                                -----------------------------------------------
                                                                                FEBRUARY 24,      FEBRUARY 26,     FEBRUARY 27,
                                                                                   2001               2000             1999
                                                                                ------------      ------------     ------------
Revenues                                                                         $ 287,094         $ 281,044        $ 296,384

Costs and expenses:
             Product and delivery costs                                            162,647           156,640          161,289
             Selling, general and administrative expenses                          123,398           115,792          128,002
             Restructuring and other charges                                         2,050
             Write-off - computer project and severance costs                                                           2,180
Other income                                                                                            (746)
                                                                                 ---------         ---------        ---------
                                                                                   288,095           271,686          291,471
                                                                                 ---------         ---------        ---------
                 Operating income (loss)                                            (1,001)            9,358            4,913
Interest income, net                                                                 1,176               992              166
                                                                                 ---------         ---------        ---------
                 Income before provision for income taxes                              175            10,350            5,079

Provision for income taxes:
             Current                                                                   434             3,998            1,220
             Deferred                                                                  479                63              720
                                                                                 ---------         ---------        ---------
                                                                                       913             4,061            1,940
                                                                                 ---------         ---------        ---------
                 Income (loss) before cumulative effect                               (738)            6,289            3,139
                                                                                 ---------         ---------        ---------

Cumulative effect of accounting change, net of
             income taxes of $360                                                      640
                                                                                 ---------         ---------        ---------

                 Net income (loss)                                               ($  1,378)        $   6,289        $   3,139
                                                                                 ---------         ---------        ---------

Basic and diluted net income (loss) per common share:

             Income (loss) before cumulative effect of accounting change         ($   0.09)        $     .69        $     .34
             Cumulative effect of accounting change                                  (0.07)
                                                                                 ---------         ---------        ---------

Net income (loss) per common share - Basic and Diluted                           ($   0.16)        $     .69        $     .34
                                                                                 ---------         ---------        ---------
Weighted average number of common shares - Basic                                     8,740             9,128            9,221

Weighted average number of common shares and
             common share equivalents - Diluted                                      8,740             9,130            9,319


                                 See Notes to Consolidated Financial Statements.


                                             LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (DOLLARS IN THOUSANDS)
                                                   COMMON STOCK                                                   TREASURY STOCK
                                               --------------------     PAID-IN     RETAINED     UNEARNED    ----------------------
                                        TOTAL      SHARES    AMOUNT     CAPITAL     EARNINGS   COMPENSATION      SHARES      AMOUNT
                                     --------  ----------    ------    --------     --------   ------------  ----------    --------
BALANCE, FEBRUARY 28, 1998           $116,839  10,389,674      $104     $31,160     $100,883         ($6)    (1,016,491)   ($15,302)
Exercise of non-qualified
     stock options                      2,048                                           (311)                   154,833       2,359
Amortization of unearned
      compensation                          6                                                          6
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan                       157                                            (33)                    12,367         190
Shares issued for 401-k Plan
       matching contribution              476                                             22                     29,785         454
Purchase of treasury stock             (6,623)                                                                 (412,300)     (6,623)
Dividends  ($.32 per share)            (2,940)                                        (2,940)
Other                                     162                               162
Net income                              3,139                                          3,139
                                     --------  ----------      ----     -------     --------         ---     ----------    --------
BALANCE, FEBRUARY 27, 1999            113,264  10,389,674       104      31,322      100,760          --     (1,231,806)    (18,922)
                                     --------  ----------      ----     -------     --------         ---     ----------    --------
Exercise of non-qualified
     stock options                        319                                            (48)                    23,867         367
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan                       286                                           (111)                    25,992         397
Shares issued for 401-k Plan
       matching contribution              465                                           (121)                    38,414         586
Purchase of treasury stock             (3,332)                                                                 (275,900)     (3,332)
Dividends  ($.32 per share)            (2,922)                                        (2,922)
Other                                       9                                 9
Net income                              6,289                                          6,289
                                     --------  ----------      ----     -------     --------         ---     ----------    --------
BALANCE, FEBRUARY 26, 2000            114,378  10,389,674       104      31,331      103,847          --     (1,419,433)    (20,904)
                                     --------  ----------      ----     -------     --------         ---     ----------    --------
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan                       158                                            (90)                    17,727         248
Shares issued for 401-k Plan
       matching contribution              508                                           (287)                    56,530         795
Purchase of treasury stock             (3,914)                                                                 (400,492)     (3,914)
Dividends  ($.32 per share)            (2,780)                                        (2,780)
Other                                       1                                 1
Net loss                               (1,378)                                        (1,378)
                                     --------  ----------      ----     -------     --------         ---     ----------    --------
BALANCE, FEBRUARY 24, 2001           $106,973  10,389,674      $104     $31,332     $ 99,312          --     (1,745,668)   ($23,775)
                                     ========  ==========      ====     =======     ========         ===     ==========    ========


                                           See Notes to Consolidated Financial Statements.


                                             LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)
                                                                                                   FISCAL YEARS ENDED
                                                                                        ------------------------------------------
                                                                                        FEBRUARY 24,  FEBRUARY 26,    FEBRUARY 27,
                                                                                               2001           2000            1999
                                                                                        ------------  -------------   ------------
Cash flows from operating activities:
     Net income (loss)                                                                     ($ 1,378)      $  6,289        $  3,139
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities (net of effects from purchase of
         Rue de France, Inc.)
         Cumulative effect of accounting change                                                 640
         Depreciation                                                                         4,021          4,321           4,488
         Amortization                                                                           827            250             250
         Restructuring, net of cash payments                                                  1,690
         Write-off-computer project                                                                                          1,414
         Loss (gain) on disposal of assets                                                       89            (81)
         (Increase) decrease in accounts receivable                                           2,981         (1,310)          1,539
         (Increase) decrease in merchandise inventories                                       4,229         (7,226)         10,235
         (Increase) decrease in prepayments and other current assets                           (508)         5,430             502
         (Increase) decrease in deferred catalog costs                                       (1,442)           568            (270)
         Increase in other assets                                                              (574)           (13)         (2,002)
         Increase in trade accounts payable and accrued expenses                              1,752            879           1,106
         Increase (decrease) in customer deposits                                              (377)           (57)             81
         Increase (decrease) in income taxes payable                                         (3,116)         2,404          (3,509)
         Increase (decrease) in deferred compensation                                           353           (120)           (377)
         Increase in deferred income taxes                                                      569             54             776
                                                                                           --------       --------        --------
             Net cash provided by operating activities                                        9,756         11,388          17,372
                                                                                           --------       --------        --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                              (2,703)        (1,621)         (4,476)
     Purchase of assets of Rue de France, Inc. (net of acquired cash)                        (2,753)
     Proceeds from sale of assets                                                                              100
                                                                                           --------       --------        --------
             Net cash used in investing activities                                           (5,456)        (1,521)         (4,476)
                                                                                           --------       --------        --------

Cash flows from financing activities:
     Principal payments on long-term debt and capital lease obligations                                                     (1,394)
     Increase (decrease) in cash overdrafts                                                     543         (1,162)            916
     Dividends paid                                                                          (2,780)        (2,922)         (2,940)
     Payments to acquire treasury stock                                                      (3,914)        (3,332)         (6,623)
     Reissuance of treasury stock for stock options and employee benefit plans                  666          1,070           2,681
     Other                                                                                        1              9             162
                                                                                           --------       --------        --------
             Net cash used in financing activities                                           (5,484)        (6,337)         (7,198)
                                                                                           --------       --------        --------
             Net increase (decrease) in cash and cash equivalents                            (1,184)         3,530           5,698
                                                                                           --------       --------        --------

Cash and cash equivalents at beginning of period                                             35,364         31,834          26,136
                                                                                           --------       --------        --------
Cash and cash equivalents at end of period                                                 $ 34,180       $ 35,364        $ 31,834
                                                                                           ========       ========        ========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
         Interest                                                                                                         $    370
         Income taxes                                                                      $  3,707       $  1,612        $  4,567

Supplemental schedule of noncash investing and financing activities:
     The Company purchased the assets of Rue de France, Inc.
       as of April 1, 2000 for $2,823 (less acquired cash of $70).
     In conjunction with the acquisition, liabilities were assumed as follows:

             Fair value of assets acquired                      $3,932
             Cash paid for assets acquired                      (2,823)
                                                                ------
                  Liabilities assumed                           $1,109
                                                                ======


                                 See Notes to Consolidated Financial Statements.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

     Lillian Vernon Corporation is a direct mail specialty catalog and online company, concentrating on the marketing of gift, household, gardening, kitchen, Christmas and children's products.

     The consolidated financial statements include the accounts of Lillian Vernon Corporation and its wholly-owned subsidiaries, Lillian Vernon Fulfillment Services, Inc., Lillian Vernon International, Ltd., Rue de France, Inc. (since date of acquisition on April 1, 2000) and LVC Retail Corporation (collectively, the "Company"). All material intercompany balances and transactions have been eliminated.

     The Company has a fiscal year consisting of 52 or 53 weeks ending on the last Saturday in February. Under this policy, fiscal 2001, fiscal 2000 and fiscal 1999 each consisted of 52 weeks.

     Cash Equivalents

     Cash equivalents consist principally of commercial paper with remaining maturities at acquisition of less than three months. Under Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments, totaling $33.4 million and $34.8 million as of February 24, 2001 and February 26, 2000, respectively, are classified as held-to-maturity securities, and as such, are stated at cost plus accrued interest, which approximates fair value.

     Revenue Recognition

     In the fourth quarter of fiscal 2001, effective February 27, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of adopting SAB 101, the Company records revenue at the time of delivery for catalog and online sales, and at the point of sale in its retail stores. The Company recorded a charge to earnings of $640,000, net of income taxes of $360,000, to reflect the cumulative effect of the accounting change. The use of the revised method reduced the fiscal 2001 loss before cumulative effect by $79,000, net of income taxes.

     In the fourth quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires that amounts billed to customers for shipping and handling fees be classified as revenue. Previously, the Company recorded shipping and handling fees as a reduction of the related expenses in the "product and delivery costs" line on the income statement. All periods shown have been reclassified to reflect the provisions of EITF No. 00-10. There was no effect on net income as a result of adopting EITF No. 00-10.


                                       F6

     Merchandise Inventories

     Merchandise inventories are stated at the lower of cost or market.

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

     Capitalized Software Costs

     Direct costs of purchasing and developing new software applications are capitalized and amortized over estimated useful lives of two to five years. Amortization of capitalized software costs totaled $515,000 in fiscal 2001, $113,000 in fiscal 2000, and $127,000 in fiscal 1999.

     Capitalized software costs are included in other assets, and amounted to $9,006,000 and $8,488,000 at February 24, 2001 and February 26, 2000,
respectively. Accumulated amortization of capitalized software costs amounted to $8,298,000 and $7,783,000 at February 24, 2001 and February 26, 2000,
respectively.

     Depreciation and Amortization

     Depreciation is recorded on the straight line method over estimated useful lives of 30 and 8 years for buildings and building improvements, respectively, and for other property, over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over 15 years, or the term of the applicable leases, whichever is shorter. The excess of the purchase price for Rue de France, Inc. over the estimated fair value of the net tangible assets acquired ($2.6 million) is being amortized over a period of twenty years. The accumulated amortization of the excess purchase price at February 24,2001 amounted to $119,000. The Financial Accounting Standards Board has adopted final rules whereby companies will no longer be required to amortize excess purchase price beginning as of January 1, 2002.

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


                                       F7

     Basic and diluted earnings(loss) per share were calculated as follows (amounts in thousands):


                                                       Fiscal Years Ended
                                             ----------------------------------------
                                             February 24,  February 26,  February 27,
                                                2001          2000          1999
                                             ------------  ------------  ------------
Net Income (loss)-Basic and Diluted          $     (1,378) $      6,289  $      3,139
                                             ------------  ------------  ------------
Weighted average number of outstanding
 shares for Basic EPS                               8,740         9,128         9,221
Add: incremental shares from
 stock option exercises                              --               2            98
                                             ------------  ------------  ------------
Weighted average number of outstanding
 shares for Diluted EPS                             8,740         9,130         9,319
                                             ------------  ------------  ------------


In fiscal 2001, 2000, and 1999, options on 1,427,000, 1,097,000, and 394,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

     Fair Value of Financial Instruments

     The fair value of the Company's financial instruments does not materially differ from their carrying value.

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

     Stock-Based Employee Compensation

     The Company follows the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation arrangements. Under the guidelines of APB Opinion 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company implemented the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but continues its current accounting for stock-based employee compensation under APB Opinion No. 25.

     Comprehensive Income

     The Company does not have any items of "other comprehensive income" to report for fiscal 2001, 2000, and 1999 under Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income".


                                       F8

     Segment and Geographic Information

     The Company operates primarily in one business segment. The Company derives all revenues from customers in the United States, and no individual customer accounted for 10% or more of revenues for any of the periods presented. Substantially all identifiable assets are located in the United States.

     Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform with the fiscal 2001 presentation.

2.   INCOME TAXES

     The current income tax provision consists of (dollars in thousands):

                                              Fiscal Years Ended
                                   ------------------------------------------
                                   February 24,   February 26,   February 27,
                                       2001          2000            1999
                                   ------------   ------------   ------------
Federal                                $409         $3,642          $1,026
State and local                          25            356             194
                                       ----         ------          ------
                                       $434         $3,998          $1,220
                                       ====         ======          ======

The deferred income tax provision (benefit) consists of (dollars in thousands):

                                                  Fiscal Years Ended
                                     ------------------------------------------
                                     February 24,   February 26,   February 27,
                                         2001           2000           1999
                                     ------------   ------------   ------------
Charitable contributions                 $  42         $ 448           $--
Depreciation                                (2)           99             848
Catalog costs                              738          (275)            135
Capitalized software                       (16)          (17)           (175)
Change in valuation allowance-
   charitable contributions
   carryforward                            780           202             250
Restructuring charges                     (514)         --              --
Profit sharing contribution               (187)         --              --
Other, net                                (362)         (394)           (338)
                                         -----         -----           -----
                                         $ 479         $  63           $ 720
                                         =====         =====           =====

The exercise of non-qualified stock options and the vesting of restricted stock (see Note 10) result in a tax deduction to the Company equivalent to the taxable compensation recognized by the individuals. For accounting purposes, the tax benefit of these deductions is credited directly to additional paid-in capital. These amounts totaled $9,000 and $162,000 for fiscal 2000 and 1999, respectively.


                                       F9

The Company's effective income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

                                                  Fiscal Years Ended
                                      ------------------------------------------
                                      February 24,   February 26,   February 27,
                                          2001           2000           1999
                                      ------------   ------------   ------------
Federal statutory tax rate                34.0%          34.0%         34.0%
State income taxes, net of
  Federal tax benefit                      9.3            2.3           2.5
Non-deductible items                      47.0             --            --
Charitable contributions of
  merchandise                               --             --          (2.0)
Change in valuation allowance-
  charitable contributions carryforward  445.7            1.9           4.9
Other, net                               (14.3)           1.0          (1.2)
                                         -----           ----          ----
                                         521.7%          39.2%         38.2%
                                         =====           ====          ====

The deferred tax assets and deferred tax liabilities recorded on the Balance Sheets are as follows (dollars in thousands):

                                      February 24, 2001      February 26, 2000
                                    ---------------------   --------------------
                                         Deferred Tax           Deferred Tax
                                     Assets   Liabilities    Assets  Liabilities
                                    -------   -----------   -------  -----------
Current:
  Catalog deferrals                 $  --       $ 2,869     $  --      $ 2,130
  Charitable contributions            1,396        --         1,432       --
  Inventory capitalization            1,213        --           963       --
  Accrued expenses                    1,507        --         1,104       --
  Valuation allowance-
  charitable contributions           (1,232)       --          (452)      --
  Other                                 256           9         447          9
                                    -------     -------     -------    -------
    Total current                     3,140       2,878       3,494      2,139
                                    -------     -------     -------    -------
Non-current:
  Depreciation                         --         2,633        --        2,630
  Amortization                         --           (29)          7         (9)
  Restructuring charges                 382        --          --         --
  Deferred compensation               1,456        --         1,324       --
                                    -------     -------     -------    -------
    Total non-current                 1,838       2,604       1,331      2,621
                                    -------     -------     -------    -------
    Total                           $ 4,978     $ 5,482     $ 4,825    $ 4,760
                                    =======     =======     =======    =======

As of February 24, 2001, the Company had $2,610,000 of charitable contribution carryforward for Federal income tax purposes, which expires by fiscal 2002. Offsetting this amount, the Company established deferred tax valuation allowances related to management's continued assessment of the Company's inability to utilize its entire charitable contribution tax carryforward prior to expiration.


                                      F10

3.   CREDIT FACILITIES

     The Company has a $42 million revolving credit facility with two banks expiring in fiscal 2006. This credit facility can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of letters of credit. Up to $20 million of the facility can be converted into term loans, with maturity no later than 2008. At the Company's option, interest is payable at LIBOR plus 50 basis points, prime rate, bankers' acceptance rate plus 50 basis points, or a fixed rate. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions.

     In fiscal 2001, 2000 and 1999, the Company incurred commitment fees on the credit facility ranging from 5 basis points on the letters of credit to 20 basis points on the available revolving credit line.

     No amounts were outstanding under the Company's credit facilities during fiscal years 2001 and 2000, or as of February 24, 2001 or February 26, 2000 (excluding letters of credit).

     The Company had outstanding letters of credit approximating $5,534,000 and $5,517,000 as of February 24, 2001 and February 26, 2000, respectively, for the purchase of inventory in the normal course of business.

4.   OTHER

     Prepayments and other current assets include prepaid catalog costs of $1,646,000 and $1,045,000 as of February 24, 2001 and February 26, 2000,
respectively.

     Trade accounts payable and accrued expenses consist of (dollars in thousands):

                                                         Fiscal Years Ended
                                                     ---------------------------
                                                     February 24,   February 26,
                                                         2001           2000
                                                     ------------   ------------
Trade accounts payable                               $      9,049   $      5,671
Catalog costs                                                 734          1,738
Salaries and compensation                                   2,616          2,386
Accrued refunds                                             1,360          1,403
Restructuring charges                                       1,690           --
Other                                                       7,395          7,118
                                                     ------------   ------------
                                                     $     22,844   $     18,316
                                                     ------------   ------------


                                      F11

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (dollars in thousands):

                                                         Fiscal Years Ended
                                                     ---------------------------
                                                     February 24,   February 26,
                                                         2001           2000
                                                     ------------   ------------
Land and buildings                                   $     32,884   $     32,578
Machinery and equipment                                    32,685         30,751
Furniture and fixtures                                      4,093          3,832
Leasehold improvements                                      1,130            985
                                                     ------------   ------------
 Total property, plant & equipment, at cost                70,792         68,146
Less: accumulated depreciation & amortization              36,951         33,054
                                                     ------------   ------------
Property, plant & equipment, net                     $     33,841   $     35,092
                                                     ------------   ------------

6.   PAPER HEDGE CONTRACT

     The Company's earnings are impacted by fluctuating paper prices. In order to mitigate this risk, the Company entered into a collar hedge contract. This contract covers a certain grade of paper used by the Company, among other grades, to produce its catalogs. There is a floor and ceiling on paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium in connection with the establishment of the contract. During January and February 2001, market prices for paper fell below the established floor of the contract. The Company, therefore, made payments during fiscal 2001 to the counterparty which were not material. In March 2001, the Company renegotiated the floor and ceiling prices under the contract, and extended the term of the contract until August 2005.

     In June 1999, FAS Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued, deferring the effective date of FAS Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities," from January 1, 2000 to January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company will adopt FAS 133, as amended by FAS Statement No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FAS Statement 133", beginning February 25, 2001. The Company does not expect adoption of these statements to have a material effect on its financial position or results of operations.


                                      F12

7.   LEASES

     The Company's corporate headquarters and administrative offices are located in a 65,000 square foot building in Rye, New York. This facility is leased under a sublease agreement expiring on January 30, 2005. The sublease provides that the Company, in addition to base rent, is responsible for increases in real estate taxes and operating costs over the initial lease year base costs. The Company has the right to renew the lease, for two five-year periods, with the building owner, upon expiration of the sublease.

     Until July 1998, the Company's corporate headquarters and administrative offices were located in a 41,664 square foot building in New Rochelle, New York which was leased from two related parties, with an annual net rental of $430,000, plus all real estate taxes, insurance and capital improvements.

     The Company has operating lease agreements for certain computer and other equipment used in its operations, for its outlet store locations, and for its New Rochelle, New York and Las Vegas, Nevada call centers, with existing lease terms ranging from fiscal 2002 through fiscal 2006, and various renewal options through fiscal 2011. As part of the Company's restructuring plan (see Note 15), the Nevada call center has been closed. The lease agreement, however, will continue to be in effect and the Company intends to sublease the location to a third party. Most of the store leases also provide for payment of common charges such as maintenance and real estate taxes. Nine stores require the payment of additional rent based upon a percentage of sales. Minimum rental payments required under lease agreements, including the Corporate Headquarters sublease and the Nevada call center lease, are as follows (dollars in thousands):

                                   Fiscal Year
                                   -----------
                                2002         $ 3,324
                                2003           3,015
                                2004           2,059
                                2005           1,653
                                2006             133
                                             -------
                                             $10,184
                                             =======

     Rent expense for fiscal 2001, 2000, and 1999 amounted to $4,598,000, $4,536,000, and $3,882,000, respectively, which included $12,000, $3,000 and
$18,000 in fiscal 2001, 2000 and 1999, respectively, for contingent rentals based upon a percentage of outlet store sales.

8.   RUE DE FRANCE ACQUISITION

     As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company paid a cash purchase price of $2.8 million.


                                      F13

Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five-year period commencing on February 27, 2000. The excess of the purchase price over the fair value of the tangible net assets of approximately $2.6 million is included in other assets, and is being amortized on a straight-line basis over 20 years. The operating results of Rue de France have been included in the Company's consolidated results of operations as of April 1, 2000.

9.   EMPLOYEE BENEFIT PLANS

     The Company maintains a profit sharing plan for the benefit of all employees who meet certain minimum service requirements. The Company's profit sharing contribution is discretionary, as determined by the Board of Directors. Employees fully vest in their profit sharing account balance after seven years. The authorized profit sharing contribution for each of the fiscal years 2001, 2000, and 1999 was $500,000.

     The Company's profit sharing plan includes an employee contribution and employer matching contribution (401-k) feature. Under the 401-k feature of the plan, eligible employees may make pre-tax contributions up to 10% of their annual compensation. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%. The matching contribution is made with Company stock. Employees are 100% vested in their pre-tax contributions at all times, and become fully vested in the employer matching contribution after two years of service. The Company's matching contributions to the plan for fiscal 2001, 2000 and 1999 were $529,000, $479,000, and $509,000, respectively.

     The Company has deferred compensation agreements to provide additional retirement benefits for certain principal stockholders of the Company. The deferred compensation agreements also provide for death benefits to be paid to each party's beneficiary. The Company has purchased life insurance policies to fund, in part, the payment of these benefits. Amounts expensed in connection with these agreements were $817,000 in fiscal 2001, $930,000 in fiscal 2000 and $129,000 in fiscal 1999.

10.  STOCK COMPENSATION PLANS

     At February 24, 2001, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its non-qualified stock options granted and for shares issued through its Employee Stock Purchase Plan. If compensation cost for the Company's non-qualified stock options issued and shares purchased through its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the requirements of Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below (dollars in thousands, except per share amounts):


                                      F14


                                           February 27,   February 26,   February 24,
Fiscal Years Ended                             1999           2000           2001
------------------                         ------------   ------------   ------------
Net Income (loss)        As reported          $3,139         $6,289        $(1,378)
                         Pro forma            $2,724         $5,892        $(1,780)

Basic earnings (loss)    As reported           $0.34          $0.69         $(0.16)
  per share              Pro forma             $0.30          $0.65         $(0.20)

Diluted earnings (loss)  As reported           $0.34          $0.69         $(0.16)
  per share              Pro forma             $0.29          $0.65         $(0.20)


     The Company has a 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan, and a total of 1,275,000 shares of common stock have been reserved for issuance thereunder.

     The Company has granted non-qualified stock options to employees. Such options have been granted at market value, vest within three years from the date of grant and expire within ten years from the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      February 27,   February 26,   February 24,
Fiscal Years Ended                        1999           2000           2001
------------------                    ------------   ------------   ------------
Expected volatility                       29.3%          29.3%          31.0%
Dividend yield                             2.0            2.3            3.4
Risk-free interest rate                    5.3            6.2            4.5
Expected option term                      5 yrs.         5 yrs.         5 yrs.
Forfeiture rate                           25.0%          25.0%          25.0%

     A summary of the Company's non-qualified stock option activity and weighted average exercise prices for the three years ended February 24, 2001 follows:


                                      F15


                                                        Fiscal Years Ended
                       -----------------------------------------------------------------------------------------
                       February 27, 1999               February 26, 2000               February 24, 2001
                       --------------------------      -------------------------       -------------------------
                       Number     Weighted             Number     Weighted             Number     Weighted
                         Of       Average                Of       Average                Of       Average
                       Shares     Exercise Price       Shares     Exercise Price       Shares     Exercise Price
                       ------     --------------       ------     --------------       ------     --------------
Outstanding
at beginning
of year              1,054,333      $14.72            898,004       $14.96            1,072,501     $14.74
Granted                 40,000       15.42            261,500        13.84              447,500       9.76
Exercised             (154,833)      13.21            (23,867)       13.36                   -          -
Forfeited              (41,496)      15.77            (63,136)       14.68             (205,401)     13.78
                     ---------                      ---------                         ---------
Outstanding
at end of yr.          898,004      $14.96          1,072,501       $14.74            1,314,600     $13.19
                     ---------                      ---------                         ---------
Options
exercisable
at year-end            676,841                        742,498                           780,591

Weighted average
fair value of
options granted
during the year          $2.87                          $2.49                             $1.47


     The following table summarizes information about stock options outstanding at February 24, 2001:


                             Options Outstanding                     Options Exercisable
               --------------------------------------------     ----------------------------
                             Weighted Avg.
Range of                     Remaining       Weighted                         Weighted
Exercise       Shares        Contractual     Average            Shares        Average
Prices         Outstanding   Life            Exercise Price     Exercisable   Exercise Price
--------       -----------   -----------     --------------     -----------   --------------
$ 7.58-11.00       391,500      9.1 Yrs.         $ 9.76                --            --
$12.50-18.13       923,100      4.9 Yrs.         $14.65             780,591       $14.79


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


                                      F16

                                  February 27,   February 26,   February 24,
Fiscal Years Ended                    1999           2000           2001
------------------                ------------   ------------   ------------
Expected volatility                   29.3%          29.3%          31.0%
Dividend yield                         2.0            2.3            3.4
Risk-free interest rate                5.2            6.2            4.5
Expected option term                  5 yrs.         5 yrs.         5 yrs.
Forfeiture rate                        6.0%           6.0%           6.0%

     A summary of the Company's stock option activity under the Non-Employee Directors Plan, and options granted to non-employee Directors outside the Plan, for the three years ended February 24, 2001 follows:


                                                     Fiscal Years Ended
                       -------------------------------------------------------------------------------
                       February 27, 1999           February 26, 2000           February 24, 2001
                       -----------------------     -----------------------     -----------------------
                       Number   Weighted           Number   Weighted           Number   Weighted
                         Of     Average              Of     Average              Of     Average
                       Shares   Exercise Price     Shares   Exercise Price     Shares   Exercise Price
                       ------   --------------     ------   --------------     ------   --------------
Outstanding
at beginning
of year                60,000     $14.92           80,000     $15.41           95,000     $15.21
Granted                20,000      16.88           15,000      14.13           20,000      10.50
                       ------                      ------                      ------
Outstanding
at end of yr.          80,000     $15.41           95,000     $15.21          115,000     $14.39
                       ------                      ------                      ------
Options
exercisable
at year-end            60,000                      80,000                     95,000

Weighted average
fair value of
options granted
during the year         $4.63                       $3.97                      $2.54


     The following table summarizes information about stock options outstanding at February 24, 2001:

                      Options Outstanding              Options Exercisable
              ------------------------------------   -----------------------
                           Weighted
                           Average
Range of                   Remaining    Weighted                  Weighted
Exercise      Shares       Contractual  Average      Shares       Average
Prices        Outstanding  Life         Exer.Price   Exercisable  Exer.Price
------        -----------  -----------  ----------   -----------  ----------
$10.50-15.75    75,000       6.8 Yrs.     $12.89        55,000      $13.76
$16.88-18.00    40,000       6.2 Yrs.     $17.19        40,000      $17.19

     The Company also has an Employee Stock Purchase Plan, with a total of 100,000 shares reserved for issuance. Under the Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's stock at the end of each fiscal quarter, at a price equal to 85% of the average price of the stock on the last trading day of the fiscal quarter. A maximum of $25,000 of common stock may be purchased by an eligible employee in each calendar year. Under the Plan, employees elected to purchase 17,727 shares, 22,857 shares, and 18,207 shares in fiscal 2001, 2000, and 1999, respectively.


                                      F17

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (Dollars in thousands, except per share amounts)

                                                                        Fiscal Quarters Ended
                                       -----------------------------------------------------------------------------------------
Fiscal 2001                                      May 27, 2000               August 26, 2000                November 25, 2000
                                       ----------------------------   ----------------------------   ---------------------------
                                       As Reported   As Restated(1)   As Reported   As Restated(1)   As Reported   As Restated(1)
                                       -----------   --------------   -----------   --------------   -----------   --------------
Revenues                                $35,175         $41,973         $41,629       $45,824         $98,340        $104,138
Income (loss) before
  income taxes                           (2,476)         (2,207)         (2,134)       (2,453)         11,330           9,097
Income (loss) before
  cumulative effect                      (1,585)         (1,413)         (1,366)       (1,570)          6,551           5,122
Cumulative effect of
  accounting change                                        (640)
Net income (loss)                        (1,585)         (2,053)         (1,366)       (1,570)          6,551           5,122
Income (loss) per common
  share before cumulative effect        $ (0.18)        $ (0.16)        $ (0.16)      $ (0.18)        $  0.76        $   0.59
Cumulative effect per share                             $ (0.07)
Net income (loss) per
  common share - Basic                  $ (0.18)        $ (0.23)        $ (0.16)      $ (0.18)        $  0.76        $   0.59
Net income (loss) per
  common share - Diluted                $ (0.18)        $ (0.23)        $ (0.16)      $ (0.18)        $  0.75        $   0.59
Market price of shares
  outstanding
-market high                            $10 5/8                         $11 1/8                       $11 1/4
-market low                               9 1/8                           9 3/4                         8 5/8
                                                Fiscal Quarters Ended                           Year Ended
Fiscal 2001                                       February 24, 2001                          February 24, 2001
                                         ------------------------------------      -------------------------------------
                                         Before Restatement(2)    As Reported      Before Restatement(2)     As Reported
                                         ---------------------    -----------      ---------------------     -----------
Revenues                                       $72,024            $95,159                   $247,168         $287,094
Income (loss) before
  income taxes                                  (6,668)            (4,261)(3)                     52              175 (3)
Income (loss) before
  cumulative effect                             (4,418)            (2,877)(3)                   (818)            (738)(3)
Cumulative effect of
  accounting change                                                                                              (640)
Net income (loss)                               (4,418)            (2,877)(3)                   (818)          (1,378)(3)
Income (loss) per common
  share before cumulative effect               $ (0.51)           $ (0.33)(3)               $  (0.09)        $  (0.09)(3)
Cumulative effect per share                                                                                  $  (0.07)
Net income (loss) per
  common share - Basic                         $ (0.51)           $ (0.33)(3)               $  (0.09)        $  (0.16)(3)
Net income (loss) per
  common share - Diluted                       $ (0.51)           $ (0.33)(3)               $  (0.09)        $  (0.16)(3)
Market price of shares
  outstanding
-market high                                   $9 5/16
-market low                                      6 1/4
                                                                   Fiscal Quarters Ended
                              ----------------------------------------------------------------------------------------
Fiscal 2000                           May 28, 1999                    August 28, 1999            November 27, 1999
                              ---------------------------    ---------------------------   ---------------------------
                              As Reported    Pro forma(1)    As Reported    Pro forma(1)   As Reported    Pro forma(1)
                              -----------    ------------    -----------    ------------   -----------    ------------
Revenues                        $29,118        $34,175         $35,499       $39,306         $105,630       $110,456
Income (loss) before
  income taxes                   (4,054)        (3,979)         (2,712)       (2,969)          15,350         12,645
Net income (loss)                (2,554)        (2,506)         (1,708)       (1,873)           9,670          7,939
Net income (loss) per
  common share - Basic          $ (0.28)       $ (0.27)        $ (0.19)      $ (0.20)        $   1.06       $   0.87
Net income (loss) per
  common share - Diluted        $ (0.28)       $ (0.27)        $ (0.19)      $ (0.20)        $   1.06       $   0.87
Market price of shares
  outstanding
-market high                    $14 7/8                        $14 5/8                       $13 5/16
-market low                          12                         12 1/2                         12 3/4
                                  Fiscal Quarters Ended                Year Ended
Fiscal 2000                         February 26, 2000              February 26, 2000
                              ---------------------------   ------------------------------
                              As Reported    Pro forma(1)   As Reported    Pro forma(1)(2)
                              -----------    ------------   -----------    ---------------
Revenues                        $71,527       $96,155         $241,773        $280,092
Income (loss) before
  income taxes                    1,766         4,453(4)        10,350          10,150(4)
Net income (loss)                   881         2,601(4)         6,289           6,161(4)
Net income (loss) per
  common share - Basic          $  0.10       $  0.29(4)      $   0.69        $   0.67(4)
Net income (loss) per
  common share - Diluted        $  0.10       $  0.29(4)      $   0.69        $   0.67(4)
Market price of shares
  outstanding
-market high                    $12 5/8
-market low                      10 1/2

1. Restatements have been made to the previously reported information for the quarters ended May 27, 2000, August 26, 2000 and November 25,
     2000 to reflect the adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Additionally, reclassifications have been made to all periods prior to the quarter ended February 24, 2001 to reflect the provisions of Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" that resulted in additional revenues of $39,156 and $39,271 for the years ended February 24,2001 and February 26,2000, respectively. See Note 1.

2. For comparison purposes only, fiscal 2001 fourth quarter and full year information, which was reported after implementation of the two new pronouncements, have been presented to exclude the impact of SAB 101 and EITF 00-10. Also for fiscal 2000, pro forma data has been included to show the impact of SAB 101, which would have resulted in a reduction of revenues of $952 for the fiscal year. For fiscal 1999, pro forma revenues, net income and earnings per share would have been $297,104, $3,182, and $.35, respectively.

3.   See Note 15 - Restructuring and Other Charges

4.   See Note 12 - Other Income (Expense)

                                      F18

12.  OTHER INCOME (EXPENSE)

     During the fourth quarter of fiscal 2000, the Company recorded a pre-tax gain of $665,000 ($404,000 after-tax), which resulted from the sale of stock received from the demutualization of an insurance company and a pre-tax gain of $81,000 ($49,000 after-tax) on the sale of Company-owned land.

     During the third quarter of fiscal 1999, the Company recorded a pre-tax charge of $1.4 million related to the termination of the installation of a computer system, ($920,000 after-tax).

     In the fourth quarter of fiscal 1999, the Company recorded severance costs of $765,000 on a pre-tax basis ($497,000 after-tax) related to the departure of several executives.

13.  STOCK REPURCHASE PROGRAMS

     On October 7, 1998, the Board of Directors authorized the Company to repurchase up to 1 million additional shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999 the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. As of February 24, 2001, the Company had repurchased 751,392 shares of its common stock under the current 1.5 million share repurchase program at a total cost of $8,215,000.

14.  SHAREHOLDER RIGHTS PLAN

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

     The Board of Directors may declare a distribution date within 10 days following (i) the acquisition of or right to acquire by a person or group, 20% or more of the outstanding common shares of the Company or (ii) the commencement of a tender offer or exchange offer that would, if completed, result in a person or group beneficially owning 20% or more of


                                      F19
the Company's common shares. A distribution date will not be declared if a person or group owns more than 20% but less than 25% on April 30, 1999, and that person or group does not become the beneficial owner of any additional shares of common stock. Upon the declaration of a distribution date, each holder of the right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the alternative, the Board of Directors at its option may exchange all outstanding and exercisable rights for common shares at an exchange ratio of one common share per each right. The Board may redeem the rights prior to an event triggering a distribution date at $.001 per right.

15.  RESTRUCTURING AND OTHER CHARGES

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000) and for a restructuring plan ($1,690,000). The Company approved and began implementation of a restructuring plan (the "Plan") in February 2001 to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy. Under the Plan, the Company eliminated approximately 12% of its salaried workforce and is consolidating its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. The costs of the Plan are as follows (dollars in thousands):

           Severance and related benefits            $  687
           Write-off of leasehold improvements,
              equipment                                 317
           Lease termination costs                      686
                                                     ------
                                                     $1,690
                                                     ======

     No amounts relating to the Plan were paid as of February 24, 2001.

     The Company expects to make the remaining severance payments by October 15, 2001. With respect to the lease costs, the Company currently estimates that it may take in excess of 12 months to enter into a suitable sublease for the Las Vegas facility.


                                      F20

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lillian Vernon Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Lillian Vernon Corporation and its subsidiaries (the "Company") at February 24, 2001 and February 26, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 24, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 of the Notes to the Consolidated Financial Statements, as of February 27, 2000, the Company changed its method of accounting for revenue recognition as a result of the adoption of the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition".

                                              /s/  PRICEWATERHOUSECOOPERS LLP


New York, New York
April 20, 2001


                                       F21

                                                                      EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-18849, 33-37694, 33-71250, 33-71252,
333-36467, 333-48951, 333-62283, 333-63559 and 333-91299) of Lillian Vernon
Corporation of our report dated April 20, 2001 relating to the financial statements, which appears in this Form 10-K.

                                           /s/  PRICEWATERHOUSECOOPERS LLP

New York, New York
May 23, 2001


                                      F22