Form 10-Q
period 2001-05-26
LILLIAN VERNON CORP
filed 2001-07-09
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended May 26, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from____________ to ___________

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

Number of shares outstanding of each of the issuer's classes of common stock:
8,329,040 Shares of Common Stock, $.01 par value, as of July 5, 2001.

                           LILLIAN VERNON CORPORATION

                                    Form 10-Q

                                  May 26, 2001

Part I. Financial Information                                             Page #
-----------------------------                                             ------

        Item 1.
        Condensed Consolidated Balance Sheets
        as of May 26, 2001, May 27, 2000
        and February 24, 2001 (unaudited)                                   3

        Consolidated Statements of Operations
        for the quarters ended May 26, 2001
        and May 27, 2000 (unaudited)                                        4

        Consolidated Statements of Cash Flows
        for the quarters ended May 26, 2001
        and May 27, 2000 (unaudited)                                        5

        Notes to Consolidated Financial
        Statements                                                        6-8

        Item 2.
        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                                    9-11

        Item 3.
        Quantitative and Qualitative Disclosures
        About Market Risk                                                  12

Part II. Other Information                                                 12
--------------------------

Signatures                                                                 13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  LILLIAN VERNON CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    MAY 26,     MAY 27,    FEBRUARY 24,
                           ASSETS                                    2001        2000          2001
                                                                  ---------    ---------   ------------
Current assets:
  Cash and cash equivalents                                       $  32,109    $  33,288    $  34,180
  Accounts receivable, net of allowances of $383, $458 and $687       8,507        9,533       19,483
  Merchandise inventories                                            31,138       36,090       31,944
  Deferred income taxes                                                 599        1,064          262
  Prepayments and other current assets                                7,475        6,787        5,582
                                                                  ---------    ---------    ---------
    Total current assets                                             79,828       86,762       91,451

Property, plant and equipment, net                                   33,368       35,047       33,841
Deferred catalog costs                                                6,471        6,527        8,797
Other assets                                                          5,934        5,951        5,660
                                                                  ---------    ---------    ---------
    Total                                                         $ 125,601    $ 134,287    $ 139,749
                                                                  ---------    ---------    ---------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable and accrued expenses                     $  16,497    $  17,348    $  22,844
  Cash overdrafts                                                     1,065           38        1,301
  Customer deposits                                                   2,721        3,641        4,583
                                                                  ---------    ---------    ---------
    Total current liabilities                                        20,283       21,027       28,728

Deferred compensation                                                 3,239        2,890        3,282
Deferred income taxes                                                   854        1,410          766
                                                                  ---------    ---------    ---------
    Total liabilities                                                24,376       25,327       32,776
                                                                  ---------    ---------    ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; no shares issued and outstanding                        -            -            -
  Common stock, $.01 par value; 100,000,000 shares authorized,
    issued-10,389,674 shares                                            104          104          104
  Additional paid-in capital                                         31,332       31,332       31,332
  Retained earnings                                                  94,574      100,993       99,312
  Treasury stock, at cost-1,903,334 shares, 1,686,495 shares
    and 1,745,668 shares, respectively                              (24,785)     (23,469)     (23,775)
                                                                  ---------    ---------    ---------
    Total stockholders' equity                                      101,225      108,960      106,973
                                                                  ---------    ---------    ---------
    Total                                                         $ 125,601    $ 134,287    $ 139,749
                                                                  ---------    ---------    ---------





                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                           FISCAL QUARTERS ENDED
                                                           ---------------------
                                                            MAY 26,     MAY 27,
                                                             2001        2000
                                                           --------    --------

Revenues                                                   $ 39,693    $ 41,973

Costs and expenses:
  Product and delivery costs                                 23,378      23,143
  Selling, general and administrative expenses               22,927      21,533
                                                           --------    --------
                                                             46,305      44,676
                                                           --------    --------
    Operating loss                                           (6,612)     (2,703)
Interest income-net                                             317         496
                                                           --------    --------
    Loss before income taxes                                 (6,295)     (2,207)

Provision for (benefit from) income taxes:
  Current                                                    (2,144)     (1,303)
  Deferred                                                     (248)        509
                                                           --------    --------
                                                             (2,392)       (794)
                                                           --------    --------
    Loss before cumulative effect                           ($3,903)    ($1,413)

Cumulative effect of accounting change, net of
    income taxes of $360                                        -          (640)
                                                           --------    --------
    Net loss                                                ($3,903)    ($2,053)
                                                           --------    --------

Basic and diluted loss per common share:
Loss before cumulative effect of
    accounting change                                         ($.46)      ($.16)
Cumulative effect of accounting change                          -         ($.07)
                                                           --------    --------
Net loss per common share--Basic and Diluted                  ($.46)      ($.23)

Weighted average number of common shares-
  Basic and Diluted                                           8,558       8,892
                                                           --------    --------






                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FISCAL QUARTERS ENDED
                                                                     ---------------------
                                                                      MAY 26,     MAY 27,
                                                                       2001        2000
                                                                     --------    --------
Cash flows from operating activities:
  Net loss                                                           ($ 3,903)   ($ 2,053)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities (net of effects from
      purchase of Rue de France, Inc.):
    Cumulative effect of accounting change                                            640
    Depreciation                                                          642         675
    Amortization                                                          218         125
    Decrease in accounts receivable                                    10,976      12,942
    Decrease in merchandise inventories                                   806         128
    Increase in prepayments and other current assets                   (1,893)     (1,713)
    Decrease in deferred catalog costs                                  2,326         828
    Increase in other assets                                             (492)       (416)
    Decrease in trade accounts payable and accrued expenses            (6,347)     (2,036)
    Decrease in customer deposits                                      (1,862)     (1,339)
    Decrease in income taxes payable                                      -        (3,116)
    Decrease in deferred compensation                                     (43)        (38)
    Increase (decrease) in deferred income taxes                         (249)        411
                                                                     --------    --------
      Net cash provided by operating activities                           179       5,038
                                                                     --------    --------
Cash flows from investing activities:
  Purchases of property, plant and equipment                             (169)       (474)
  Purchase of assets of Rue de France, Inc. (net of acquired cash)        -        (2,555)
                                                                     --------    --------
      Net cash used in investing activities                              (169)     (3,029)
                                                                     --------    --------
Cash flows from financing activities:
  Decrease in cash overdrafts                                            (236)       (720)
  Dividends paid                                                         (682)       (714)
  Payments to acquire treasury stock                                   (1,340)     (2,809)
  Reissuance of treasury stock for stock option and
    employee benefit plans                                                177         158
                                                                     --------    --------
      Net cash used in financing activities                            (2,081)     (4,085)
                                                                     --------    --------
      Net decrease in cash and cash equivalents                        (2,071)     (2,076)
                                                                     --------    --------
Cash and cash equivalents at beginning of period                       34,180      35,364
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 32,109    $ 33,288
                                                                     --------    --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $    -      $    -
    Income taxes                                                          518       3,665

Supplemental schedule of noncash investing and financing activities:
    The Company purchased the assets of Rue de France, Inc. as of April 1, 2000 for $2,625 (less acquired cash of $70). On November 9, 2000, the Company paid an additional $198 for a total purchase price of $2,823. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired      $3,932
        Cash paid for assets acquired       2,823
                                           ------
        Liabilities assumed                $1,109
                                           ======



                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, (except for the cumulative effect of accounting change-Note 5) which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 24, 2001.


1.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows (in thousands):

                                             MAY 26,     MAY 27,   FEBRUARY 24,
                                              2001         2000       2001
                                            -------      -------   -----------
     Land and buildings                     $32,884      $32,659     $32,884
     Machinery and equipment                 32,768       31,244      32,685
     Furniture and fixtures                   4,147        3,922       4,093
     Leasehold improvements                   1,162        1,150       1,130
                                            -------      -------     -------
       Total property, plant &
         equipment, at cost                  70,961       68,975      70,792

       Less: accumulated depreciation
             and amortization                37,593       33,928      36,951
                                            -------      -------     -------

     Property, plant and equipment-net      $33,368      $35,047     $33,841
                                            -------      -------     -------

2.  EARNINGS (LOSS) PER SHARE

     Basic and diluted loss per share was calculated in accordance with Statement of Financial Accounting Standards No. 128 as follows (amounts in thousands):

                                                       FISCAL QUARTERS ENDED
                                                       ---------------------
                                                         MAY 26,     MAY 27,
                                                          2001        2000
                                                       ---------    --------
Loss before cumulative effect of accounting change      ($3,903)    ($1,413)

Cumulative effect of accounting change                       -        ($640)
                                                         -------    -------

Net loss - Basic and Diluted                            ($3,903)    ($2,053)

Weighted average shares for
  Basic and Diluted EPS                                   8,558       8,892

     In the fiscal quarters ended May 26, 2001 and May 27, 2000, options on 1,797,000 and 1,113,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.


3.  RESTRUCTURING AND OTHER CHARGES

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000) and for a restructuring plan ($1,690,000). The Company approved and began implementation of a restructuring plan (the "Plan") in February 2001 to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy. Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. Changes in the accrued balance for Plan costs during the quarter ended May 26, 2001 were as follows (dollars in thousands):

                                                            AS OF MAY 26, 2001
                                                PLAN      ----------------------
                                                COST      EXPENDITURES   BALANCE
                                               ------     ------------   -------
Severance and related benefits                 $  687       ($ 196)      $  491
Write-off of leasehold improvements               317          -            317
  and equipment
Lease termination costs                           686          (25)         661
                                               ------       ------       ------
                                               $1,690       ($ 221)      $1,469

     The Company expects to make the remaining severance payments by October 15, 2001. With respect to the lease costs, the Company estimates that it may take in excess of 12 months to enter into a suitable sublease for the Las Vegas facility.


4.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In the first quarter of fiscal 2002, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS Statement No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Adoption of these statements did not have an effect on the Company's financial position or results of operations for the first quarter.


5.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In the fourth quarter of fiscal 2001, effective February 27, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). As a result of adopting SAB 101, the Company recorded a charge to earnings of $640,000, net of income taxes of $360,000, to reflect the cumulative effect of the accounting change. All periods presented reflect the provisions of SAB 101.


6. RUE DE FRANCE ACQUISITION

     As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company paid a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five-year period commencing on February 27, 2000. The operating results of Rue de France, Inc. have been included in the Company's consolidated results of operations as of April 1, 2000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended May 26, 2001

     The net loss for the first quarter of fiscal 2002 was ($3.9) million or ($.46) per share, compared to ($2.1) million, or ($.23) per share, for the first quarter of fiscal 2001. Fiscal 2001 results included a one-time cumulative effect of an accounting change (after-tax) of $.6 million, or $.07 per share, as a result of the adoption of SEC Staff Accounting Bulletin No. 101, relating to revenue recognition. The Company's business is seasonal. Net losses are typically incurred during the first and second fiscal quarters.

     Revenues for the quarter ended May 26, 2001 decreased 5.4% to $39.7 million compared to $42.0 million last year, principally as a result of the continued slowing of the economy and decreased consumer spending which reduced response to the Company's catalogs. Internet orders represented approximately 10% of the Company's total orders processed in the first quarter of fiscal 2002, compared to approximately 6% in the first quarter last year.

     Product and delivery costs of $23.4 million in the first quarter of fiscal 2002 increased 1.0% from $23.1 million for the comparable period last year. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, personalizing, and filling orders for the Company's customers. As a percentage of revenue, product and delivery costs increased from 55.1% in the first quarter of fiscal 2001 to 58.9% in the first quarter of fiscal 2002 due to such factors as reduced pricing to promote sales and reduce inventory, and higher postage, handling and customer service costs resulting from filling backorders.

     Selling, general and administrative (SG&A) expenses were $22.9 million in the first quarter of fiscal 2002 compared to $21.5 million in the first quarter of fiscal 2001, an increase of $1.4 million or 6.5%. The cost of producing, printing, and mailing the Company's catalogs represent the single largest component of SG&A expenses. These costs rose principally because of an increase in the number of catalogs and total pages circulated in the current quarter as well as higher postal rates enacted in January 2001. As a percentage of revenue, SG&A expenses increased from 51.3% in the first quarter of fiscal 2001 to 57.8% in the first quarter of fiscal 2002, primarily because of the higher cost to produce and mail an average catalog, as well as weaker response to the Company's catalogs. Specifically, the Company's mailings generated approximately 11% less revenue per catalog in the first quarter of fiscal 2002 than in the first quarter of 2001.

     Net interest income for the first quarter of fiscal 2002 was $.3 million as compared to $.5 million for the first quarter of fiscal 2001. The decrease was due primarily to lower interest rates on the Company's cash investments.

     The Company's effective tax rate in the first quarter of fiscal 2002 was 38%, compared to 36% for the first quarter of fiscal 2001. The higher effective income tax rate was primarily due to the effect of higher state income taxes.

Financial Condition

     The Company's balance sheet and liquidity remain strong. Cash and cash equivalents were $32.1 million as of May 26, 2001. The current ratio was 3.9:1 as of May 26, 2001, compared to 4.1:1 as of May 27, 2000. The Company has not borrowed money in the current fiscal quarter and its working capital needs have been met with funds on hand and cash generated from operations.

     The Company generated $.2 million of cash from operating activities for the current quarter, compared to $5.0 million in the first quarter last year. The reduction was due to lower earnings and a reduction of accounts payable and accrued expenses in the first quarter of fiscal 2002. Inventory at the end of the first quarter of fiscal 2002 decreased by $5.0 million or 13.7% as compared to the first quarter of fiscal 2001.

     Capital spending the first quarter of fiscal 2002 was $.2 million as compared to $.5 million, for the first quarter of fiscal 2001. The Company is presently developing a new website, which is expected to be completed by the fall of 2001. The cost for the development of the website, and the related software and hardware is expected to be $4.5 million and be funded from operating cash flows. Aside from the new website development, the remainder of fiscal 2002 capital spending is expected to be comparable to the Company's spending in the past several years. During the current fiscal year, the Company is conducting an extensive review and assessment of its major computer systems, facilities and business processes. A major goal of the study is to plan systems that will enable the Company to take advantage of additional business opportunities, streamline operations, and reduce its costs.

     The Company generated $.2 million of cash from the issuance of common stock through its employee benefit plans during the first quarters of both fiscal 2002 and fiscal 2001. The Company also paid cash dividends totaling $.7 million ($.08 per share) during both the first quarter of fiscal 2002 and fiscal 2001. The Company anticipates continuing to pay dividends to its stockholders in the future. The amount of any such dividends will depend on the Company's earnings, financial position, capital requirements, and other relevant factors.

     During the three months ended May 26, 2001, the Company acquired 181,900 shares of its common stock at a cost of approximately $1.3 million. As of May 26, 2001, the Company had repurchased 933,292 shares at a total cost of approximately $9.6 million under its current 1.5 million share open market stock repurchase program, which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999.

     On April 6, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island for a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc., achieving certain cumulative earnings before tax targets during the five fiscal years commencing February 27, 2000.

Recently Issued Accounting Standards

     In the first quarter of fiscal 2002, the Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS Statement No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Adoption of these statements did not have an effect on the Company's financial position or results of operations for the first quarter.

Forward Looking Statements

     Except for historical information contained herein, statements included in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations, revenues and/or level of business. Such statements represent the Company's current expectations only and are subject to certain risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected. Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and from the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, and possible future increases in operating costs including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 24, 2001.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are impacted by significant increases in paper prices. In order to mitigate this risk, the Company implemented a price protection program by entering into a collar hedge contract. This contract covers certain grades of paper which the Company uses, among other grades, to produce its catalogs. There is a floor and ceiling to paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium in connection with the establishment of the contract. No amounts were recorded in the accompanying financial statements. During the first quarter ended May 26, 2001, market prices for paper remained within the ranges specified in the contract and as a result, no payments were required to be made by either party under the agreement. For further information, see Part I of Form 10-K for the fiscal year ended February 24, 2001.


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


                                         Lillian Vernon Corporation



Date: July 9, 2001                       By:
                                             -----------------------------
                                             Wayne A. Palladino
                                             Senior Vice President--Chief
                                             Financial Officer