Form 10-Q
period 2001-08-25
LILLIAN VERNON CORP
filed 2001-10-09
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended August 25, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____________ to _____________

                  Commission file number 1-9637.


                           LILLIAN VERNON CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                         13-2529859
 ---------------------------------                      ---------------------
   (State or other jurisdiction                             (IRS Employer
 of incorporation or organization)                      Identification Number)


                     1 Theall Road, Rye, New York         10580
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

Yes    X     No
    -------     ------

Number of shares outstanding of each of the issuer's classes of common stock:
8,307,249 Shares of Common Stock, $.01 par value, as of October 9, 2001.

                           LILLIAN VERNON CORPORATION

                                    Form 10-Q

                                 August 25, 2001

Part I. Financial Information                                          Page #
-----------------------------                                          ------
   Item 1.
   Condensed Consolidated Balance Sheets
   as of August 25, 2001, August 26, 2000
   and February 24, 2001 (unaudited)                                      3

   Consolidated Statements of Operations
   for the quarters and six months ended August 25,
   2001 and August 26, 2000 (unaudited)                                   4

   Consolidated Statements of Cash Flows
   for the six months ended August 25, 2001
   and August 26, 2000 (unaudited)                                        5

   Notes to Consolidated Financial
   Statements (unaudited)                                               6-8

   Item 2.
   Management's Discussion and Analysis
   of Financial Condition and Results
   of Operations                                                       9-12

   Item 3.
   Quantitative and Qualitative Disclosures
   About Market Risk                                                     13

Part II. Other Information                                               14
--------------------------

Signatures                                                               15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     AUGUST 25,      AUGUST 26,     FEBRUARY 24,
                      ASSETS                                            2001            2000            2001
                                                                     ----------      ----------     ------------
Current assets:
  Cash and cash equivalents                                          $  11,493       $  13,316       $  34,180
  Accounts receivable, net of allowances of $281, $604 and $687          8,777          11,277          19,483
  Merchandise inventories                                               45,670          54,500          31,944
  Deferred income taxes                                                                    401             262
  Prepayments and other current assets                                  12,416          11,005           5,582
                                                                     ---------       ---------       ---------
       Total current assets                                             78,356          90,499          91,451

Property, plant and equipment, net                                      33,031          35,231          33,841
Deferred catalog costs                                                   9,536           8,651           8,797
Other assets                                                             7,108           6,180           5,660
                                                                     ---------       ---------       ---------
         Total                                                       $ 128,031       $ 140,561       $ 139,749
                                                                     ---------       ---------       ---------


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable and accrued expenses                        $  22,949       $  24,146       $  22,844
  Cash overdrafts                                                          171             208           1,301
  Customer deposits                                                      4,387           5,219           4,583
  Deferred income taxes                                                    437
                                                                     ---------       ---------       ---------
       Total current liabilities                                        27,944          29,573          28,728


Deferred income taxes                                                      768           1,539             766
Other liabilities                                                        4,046           2,852           3,282
                                                                     ---------       ---------       ---------
         Total liabilities                                              32,758          33,964          32,776
                                                                     ---------       ---------       ---------


Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
       authorized; no shares issued and outstanding                       --              --              --
  Common stock, $.01 par value; 100,000,000 shares authorized,
       issued -- 10,389,674 shares                                         104             104             104
  Additional paid-in capital                                            31,332          31,332          31,332
  Retained earnings                                                     90,329          98,663          99,312
  Accumulated other comprehensive loss                                    (527)
  Treasury stock, at cost -- 2,072,775 shares, 1,695,106 shares
       and 1,745,668 shares, respectively                              (25,965)        (23,502)        (23,775)
                                                                     ---------       ---------       ---------
       Total stockholders' equity                                       95,273         106,597         106,973
                                                                     ---------       ---------       ---------
         Total                                                       $ 128,031       $ 140,561       $ 139,749
                                                                     ---------       ---------       ---------

                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             SECOND QUARTER ENDED           SIX MONTHS ENDED
                                                          -------------------------     -------------------------
                                                          AUGUST 25,     AUGUST 26,     AUGUST 25,     AUGUST 26,
                                                             2001           2000           2001           2000
                                                          ----------     ----------     ----------     ----------
Revenues                                                   $ 36,828       $ 45,824       $ 76,521       $ 87,797

Costs and expenses:
  Product and delivery costs                                 23,191         26,860         46,569         50,003
  Selling, general and administrative expenses               19,398         21,736         42,326         43,269
  Restructuring and other charges (credits) (Note 3)           (113)                         (113)
                                                           --------       --------       --------       --------
                                                             42,476         48,596         88,782         93,272
                                                           --------       --------       --------       --------
       Operating loss                                        (5,648)        (2,772)       (12,261)        (5,475)
Interest income -- net                                          120            319            437            815
                                                           --------       --------       --------       --------
         Loss before income taxes                            (5,528)        (2,453)       (11,824)        (4,660)

Provision for (benefit from) income taxes:
  Current                                                    (3,058)        (1,560)        (5,202)        (2,864)
  Deferred                                                      958            677            709          1,186
                                                           --------       --------       --------       --------
                                                             (2,100)          (883)        (4,493)        (1,678)
                                                           --------       --------       --------       --------
       Loss before cumulative effect
       of accounting change                                  (3,428)        (1,570)        (7,331)        (2,982)

Cumulative effect of accounting change, net of
  income taxes of $360 (Note 5)                                                                             (640)
                                                           --------       --------       --------       --------

       Net loss                                            ($ 3,428)      ($ 1,570)      ($ 7,331)      ($ 3,622)
                                                           --------       --------       --------       --------

Basic and diluted loss per common share:
Loss before cumulative effect of
  accounting change                                           ($.41)         ($.18)         ($.87)         ($.34)
Cumulative effect of accounting change                                                                     ($.07)
                                                           --------       --------       --------       --------
Net loss per common share -- Basic and Diluted                ($.41)         ($.18)         ($.87)         ($.41)

Weighted average number of common shares --
    Basic and Diluted                                         8,376          8,703          8,467          8,798
                                                           --------       --------       --------       --------

                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                            -------------------------
                                                                            AUGUST 25,     AUGUST 26,
                                                                               2001          2000
                                                                            ----------     ----------
Cash flows from operating activities:
  Net loss                                                                   ($ 7,331)      ($ 3,622)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities (net of effects from purchase of
      Rue de France, Inc. in April 2000):
      Cumulative effect of accounting change                                                     640
      Depreciation                                                              1,260          1,205
      Amortization                                                                456            284
      Restructuring, net of cash payments                                         185           --
      Decrease in accounts receivable                                          10,706         11,198
      Increase in merchandise inventories                                     (13,726)       (18,282)
      Increase in prepayments and other current assets                         (6,834)        (5,931)
      Increase in deferred catalog costs                                         (739)        (1,296)
      Increase in other assets                                                 (1,904)          (804)
      Increase in trade accounts payable and accrued expenses                     106          4,765
      (Decrease) increase in customer deposits                                   (196)           239
      Decrease in income taxes payable                                           --           (3,116)
      Decrease in other liabilities                                               (86)           (77)
      Increase in deferred income taxes                                         1,024          1,203
                                                                             --------       --------
           Net cash used in operating activities                              (17,079)       (13,594)
                                                                             --------       --------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                     (635)        (1,188)
  Purchase of assets of Rue de France, Inc. (net of acquired cash)               --           (2,555)
                                                                             --------       --------
           Net cash used in investing activities                                 (635)        (3,743)
                                                                             --------       --------

Cash flows from financing activities:
  Decrease in cash overdrafts                                                  (1,130)          (550)
  Dividends paid                                                               (1,348)        (1,400)
  Payments to acquire treasury stock                                           (2,835)        (3,089)
  Reissuance of treasury stock for stock option and
    employee benefit plans                                                        340            328
                                                                             --------       --------
           Net cash used in financing activities                               (4,973)        (4,711)
                                                                             --------       --------

           Net decrease in cash and cash equivalents                          (22,687)       (22,048)
                                                                             --------       --------

Cash and cash equivalents at beginning of period                               34,180         35,364
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $ 11,493       $ 13,316
                                                                             --------       --------

Supplemental disclosures of cash flow information: Cash paid during the period for:

         Interest                                                            $   --         $   --
         Income taxes                                                             518          3,690


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
                                                  ======

Accounting for the Company's paper hedge contract resulted in a non-cash charge of $527 (net of tax of $323) to accumulated other comprehensive loss and a liability of $850. See note 4.

                ` See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data as of February 24, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, (except for the cumulative effect of accounting change--note 5) which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 24, 2001.

1. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows (in thousands):

                                      August 25,   August 26,  February 24,
                                         2001        2000         2001
                                      ----------   ----------  -----------
Land and buildings                     $32,946      $32,799      $32,884
Machinery and equipment                 32,910       31,828       32,685
Furniture and fixtures                   4,241        3,995        4,093
Leasehold improvements                   1,021        1,073        1,130
                                       -------      -------      -------

  Total property, plant &
    equipment, at cost                  71,118       69,695       70,792

  Less:  accumulated depreciation
         and amortization               38,087       34,464       36,951
                                       -------      -------      -------

Property, plant and equipment-net      $33,031      $35,231      $33,841
                                       -------      -------      -------

2. EARNINGS (LOSS) PER SHARE

     Basic and diluted loss per share was calculated as follows (amounts in thousands):


                                      Second Quarter Ended         Six Months Ended
                                    ------------------------   -------------------------
                                    August 25,    August 26,   August 25,     August 26,
                                       2001          2000         2001          2000
                                    ----------    ----------   ----------     ----------
Loss before cumulative effect
  of accounting change               ($3,428)      ($1,570)      ($7,331)      ($2,982)

Cumulative effect of accounting
  change                                --            --            --            (640)
                                     -------       -------       -------       -------

Net loss -- Basic and Diluted        ($3,428)      ($1,570)      ($7,331)      ($3,622)

Weighted average shares for
  Basic and Diluted EPS                8,376         8,703         8,467         8,798

     In the fiscal periods ended August 25, 2001 and August 26, 2000, options on 1,759,000 and 1,528,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

3. RESTRUCTURING AND OTHER CHARGES (CREDITS)

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000) and for a restructuring plan ($1,690,000) to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy ("the Plan"). Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. Changes in the accrued balance for Plan costs during the six months ended August 25, 2001 were as follows (dollars in thousands):


                                    Initial
                                     Plan    Asset Write-offs                 Balance as of
                                     Cost     & Expenditures   Adjustment    August 25, 2001
                                    -------  ----------------  ----------    ---------------
Severance and related benefits      $  687        ($ 425)                       $  262
Write-off of leasehold
    improvements and equipment         317          (184)         (113)             20
Lease termination costs                686          (116)                          570
                                    ------        ------        ------          ------
                                    $1,690        ($ 725)       ($ 113)         $  852

     In the quarter ended August 25, 2001, a $113,000 restructuring credit was recorded due to the favorable disposition of certain fixed assets.

     The Company expects to make the remaining severance payments by February 28, 2002. With respect to the lease costs, the Company estimates that it may take in excess of 12 months to enter into a suitable sublease for the Las Vegas facility.

4. PAPER HEDGE CONTRACT

     The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company entered into a collar hedge contract, which expires in August 2005. This contract covers certain grades of paper used by the Company, among other grades, to produce its catalogs. There is a floor and ceiling on paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium at the inception of the contract.

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires that all derivative financial instruments be recorded on balance sheets as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings (losses) are reclassified as earnings in the periods in which earnings are affected by the hedged item. The collar hedge contract has been designated as and is effective as a hedge. Accordingly, the balance sheet reflects other comprehensive losses of $527,000, net of deferred taxes, at August 25, 2001 related to the collar hedge contract. During the six months ended August 25, 2001, there was no ineffectiveness related to the collar hedge contract. Amounts paid to the counterparty, and amounts reflected in the consolidated statement of operations during the six months ended August 25, 2001 were not material.

5. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended August 25, 2001

     Revenues for the quarter ended August 25, 2001 decreased 19.6% to $36.8 million compared to $45.8 million last year, principally as a result of a planned reduction of 19% in the number of catalogs mailed in the quarter, and a difficult retail environment. The circulation reduction was part of a continuing cost-reduction plan that included the Company's consolidation of its Neat Ideas catalog into its other catalogs. Additionally, the Company mailed its August catalogs later in the quarter compared to last year, to better target the mailings, which shifted revenue from the second quarter to the third quarter. Internet orders rose by 40%, and represented approximately 10% of the Company's total orders processed in the second quarter of fiscal 2002, compared to 7% in the second quarter last year.

     Product and delivery costs of $23.2 million in the second quarter of fiscal 2002 decreased 13.7% from $26.9 million for the comparable period last year, principally because of a decline in the volume of orders processed as a result of the circulation reduction. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, personalizing, and filling orders for the Company's customers. As a percentage of revenue, product and delivery costs increased from 58.6% in the second quarter of fiscal 2001 to 63.0% in the second quarter of fiscal 2002. This increase resulted partially from reducing inventory at promotional prices, postal rate increases on packages shipped to customers, and the impact of fixed costs of the National Distribution Center as a percentage of lower revenue.

     Selling, general and administrative (SG&A) expenses were $19.4 million in the second quarter of fiscal 2002 compared to $21.7 million in the second quarter of fiscal 2001, a decrease of $2.3 million or 10.8%. The cost of producing, printing, and mailing the Company's catalogs represent the single largest component of SG&A expenses. These costs declined principally because of a planned decrease in the number of catalogs and total pages circulated in the current quarter. As a percentage of revenue, SG&A expenses increased from 47.4% in the second quarter of fiscal 2001 to 52.7% in the second quarter of fiscal 2002. Costs associated with the Company's Internet and Retail Outlet Stores rose as a result of the continuing success and expansion of these areas, but all other administrative expenses declined, mostly due to the Company's salaried workforce reduction in February 2001. Costs rose as a percentage of revenue, however, because of the effect of relatively fixed costs on reduced sales volume.

     In the fourth quarter of fiscal 2001, the Company recorded pretax restructuring charges of $1.7 million related to a plan to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy. Under the plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas

Call Center into its National Distribution Center. In the second quarter of fiscal 2002, a restructuring credit of $0.1 million was recorded due to the favorable disposition of certain fixed assets. See Note 3 to Consolidated Financial Statements.

     Net interest income for the second quarter of fiscal 2002 was $0.1 million as compared to $0.3 million for the second quarter of fiscal 2001. The decrease was due primarily to lower interest rates on the Company's cash investments.

     The Company's effective tax rate in the second quarter of fiscal 2002 was 38%, compared to 36% for the second quarter of fiscal 2001. The higher effective income tax rate was primarily due to the effect of higher state income taxes.

Results of Operations
Six Months Ended August 25, 2001

     Revenues for the six months ended August 25, 2001 decreased to $76.5 million, 12.8% lower than the $87.8 million for the same period last year. A downturn in consumer spending, timing differences in catalog circulation and the consolidation of the Neat Ideas catalog into the Company's other catalogs all contributed to the lower revenue in the Company's traditional off-season. Catalog circulation decreased approximately 8% for the six months ended August 25, 2001 compared to the same period last year.

     Product and delivery costs of $46.6 million for the six months ended August 25, 2001 decreased by $3.4 million, or 6.9% from $50.0 million for the same period last year, principally because of reduced order volume resulting from the decline in circulation. As a percentage of revenue, product and delivery costs increased from 57.0% in the six months ended August 26, 2000 to 60.9% for the six months ended August 25, 2001. The increase as a percentage of revenue resulted partially from reducing inventory at lower prices, postal rate increases on packages shipped to customers, and the impact of fixed costs of the National Distribution Center on reduced revenue.

     Selling, general and administrative (SG&A) expenses of $42.3 million for the six months ended August 25, 2001 decreased $0.9 million, or 2.2%, from $43.3 million for the same period last year primarily because of the decline in catalog circulation. As a percentage of revenue, SG&A costs increased to 55.3% for the six months ended August 25, 2001 compared to 49.3% for the same period last year. The increase in the percentage of revenue occurred mostly because the economic downturn caused a weaker response to the Company's catalogs. Specifically, the Company's mailings generated approximately 6% less revenue per catalog in the first six months of fiscal 2002 than in the same period of fiscal 2001. The Company's success and expansion of its Internet business and Retail Outlet stores resulted in increased costs in these areas, but all other administrative costs declined, principally because of the Company's salaried workforce reduction implemented in February 2001. Costs rose as a percentage of revenue, however, because of the effect of relatively fixed costs on reduced sales volume.

     Net interest income for the six months ended August 25, 2001 was $0.4 million lower than the same period of the prior year, principally as a result of lower interest rates on the Company's cash investments.

     The effective tax rate was 38% for the six months ended August 25, 2001 compared to 36% in the same period of the prior year. The higher effective income tax rate was primarily due to the effect of higher state income taxes.


     Fiscal 2001 results included a cumulative effect of an accounting change (after-tax) of $0.6 million, or $.07 per share, as a result of the adoption of SEC Staff Accounting Bulletin No. 101, relating to revenue recognition.

Financial Condition

     The Company's balance sheet and liquidity remain strong. Cash and cash equivalents were $11.5 million as of August 25, 2001. The current ratio was 2.8:1 as of August 25, 2001, compared to 3.1:1 as of August 26, 2000. The reduction in the current ratio was due principally to lower accounts receivable and inventory as of August 25, 2001 compared to the same period last year. The Company has not borrowed money in the current six month period, and its working capital needs have been met with funds on hand.

     The Company's use of funds for operating activities for the six months ended August 25, 2001 was $3.5 million more than the same period last year, principally because of the higher net loss for the period. The Company's second quarter is traditionally a period of cash consumption in preparation for the peak selling season. The Company builds up its inventory and prepays substantial catalog costs during this period. Inventory levels were $8.8 million, or 16.2%, lower this year as compared to the same period last year, reflecting the Company's efforts to keep inventory levels in-line in the difficult retail environment.

     Capital spending for the six months ended August 25, 2001 was $0.6 million as compared to $1.2 million for the same period last year. The Company is presently developing a new consumer website, which is expected to be completed in the fall of 2001. The cost for the development of the website, and the related software and hardware is expected to be $4.5 million and be funded from operating cash flows. As of August 25, 2001, the Company spent approximately $2.5 million on this project, approximately $1.9 million of which is included in Other Assets on the balance sheet. Aside from the new website development, the remainder of fiscal 2002 capital spending is expected to be comparable to the Company's spending in the past several years. During the current fiscal year, the Company is conducting a review and assessment of certain of its systems and business processes. A major goal of the study is to plan systems and processes that will enable the Company to take advantage of additional business opportunities, streamline operations, and reduce its costs.

     The Company generated $0.3 million of cash from the issuance of common stock through its employee benefit plans during the six months ended August 25, 2001, the same amount as last year. The Company also paid cash dividends totaling $1.3 million ($.16 per share) during the six months ended August 25, 2001 compared to $1.4 million

($.16 per share) for the same period the prior year. The payment and amount of any dividends in the future will depend on the Company's earnings, financial position, capital requirements, and other relevant factors.

     During the six months ended August 25, 2001, the Company acquired 375,500 shares of its common stock at a cost of approximately $2.8 million. As of August 25, 2001, the Company had repurchased 1,126,892 shares at a total cost of approximately $11.1 million under its current 1.5 million share open market stock repurchase program, which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999.

     On April 6, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island for a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five fiscal years commencing February 27, 2000.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 141 addresses accounting for business combinations, including the elimination of pooling of interests, the recognition of intangible assets, and modifications to certain disclosure requirements. FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition. The adoption of FAS Nos. 141 and 142 for fiscal 2003 is not expected to have a material impact on the Company's financial statements.

Forward Looking Statements

     Except for historical information contained herein, statements included in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations, revenues and/or level of business. Such statements represent the Company's current expectations only and are subject to certain risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected. Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and from the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, possible disruptions caused by the current global situation, and possible future increases in operating costs including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 24, 2001.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company implemented a price protection program by entering into a collar hedge contract, which expires in August 2005. This contract covers certain grades of paper used by the Company, among other grades, to produce its catalogs. There is a floor and ceiling on paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium at the inception of the contract. Amounts paid to the counterparty, and amounts reflected in the consolidated statement of operations during the six months ended August 25, 2001 were not material. For further information, see Part I of Form 10-K for the fiscal year ended February 24, 2001.

PART II.                        OTHER INFORMATION
                                -----------------

Items 1, 2, 3, and 5 are not applicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 18, 2001, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results with respect to each such matter are summarized below.

     1. Election of two Directors for a three year term expiring at the 2004 Annual Meeting of Stockholders.

                                          For        Withheld
                                       ---------     ---------
            Bert W. Wasserman          7,575,755     1,041,917
            Richard A. Berman          7,644,855       972,817

     David C. Hochberg, Elizabeth M. Eveillard and Jonah Gitlitz continue to serve as Directors until the 2003 Annual Meeting of Stockholders. Lillian Vernon and Joel Salon continue to serve as Directors until the 2002 Annual Meeting of Stockholders.

     2. Approval of the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the year ending February 23, 2002.

                  For                   Against                 Abstain
               ---------                -------                 -------
               8,243,004                365,626                  9,042

     3. Approval of amendments to the Company's 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan.

        For          Against          Abstained           Not Voted
     ---------      ---------         ---------           ---------
     4,713,443      2,730,330           10,351            1,163,558

     4. Approval of amendments to the Company's 1997 Stock Option Plan for Non-Employee Directors.

        For          Against          Abstained           Not Voted
     ---------      ---------         ---------           ---------
     4,956,378      2,485,520           12,216            1,163,558

     5. Approval of amendments to the Company's Employee Stock Purchase Plan.

        For          Against          Abstained           Not Voted
     ---------      ---------         ---------           ---------
     7,341,470       101,538            11,106            1,163,558

Item 6. Exhibits and Reports on Form 8-K.

Exhibits: None.

Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Lillian Vernon Corporation

Date: October 9, 2001                        By:
                                                -------------------------------
                                                  Wayne A. Palladino
                                                  Senior Vice President - Chief
                                                  Financial Officer