Form 10-Q
period 2001-11-24
LILLIAN VERNON CORP
filed 2002-01-04
CIK 818008

================================================================================

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 24, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ___________ to___________

                         Commission file number 1-9637.

                           LILLIAN VERNON CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                   13-2529859
----------------------------------           -----------------------------------
(State or other jurisdiction                 IRS Employer Identification Number)
 of incorporation or organization)


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

Number of shares outstanding of each of the issuer's classes of common stock:
8,289,354 Shares of Common Stock, $.01 par value, as of January 4, 2002.

===============================================================================

                           LILLIAN VERNON CORPORATION

                                    Form 10-Q

                                November 24, 2001

PART I. FINANCIAL INFORMATION                                       Page #
                                                                    ------
        Item 1.
        Condensed Consolidated Balance Sheets
          as of November 24, 2001, November 25, 2000
          and February 24, 2001 (unaudited) .......................     3

        Consolidated Statements of Operations
          for the quarters and nine months ended November 24,
          2001 and November 25, 2000 (unaudited) ..................     4

        Consolidated Statements of Cash Flows
          for the nine months ended November 24, 2001
          and November 25, 2000 (unaudited) .......................     5

        Notes to Consolidated Financial
          Statements (unaudited) ..................................    6-9

        Item 2.
        Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations ...........................................   9-12

        Item 3.
        Quantitative and Qualitative Disclosures
          About Market Risk .......................................     13

PART II. OTHER INFORMATION ........................................     14

Signatures ........................................................     15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      NOVEMBER 24,  NOVEMBER 25, FEBRUARY 24,
                                                         2001          2000         2001
                                                     -------------  -----------  ------------
                       ASSETS
Current assets:
     Cash and cash equivalents .....................   $  10,393    $  13,000    $  34,180
     Accounts receivable, net of allowances of
       $460, $744 and $687 .........................      21,431       28,747       19,483
     Merchandise inventories .......................      46,531       51,723       31,944
     Deferred income taxes .........................                                   262
     Prepayments and other current assets ..........      13,148        9,634        5,582
                                                       ---------    ---------    ---------
         Total current assets ......................      91,503      103,104       91,451

Property, plant and equipment, net .................      31,942       34,550       33,841
Deferred catalog costs .............................      22,398       20,424        8,797
Other assets .......................................       8,249        6,142        5,660
                                                       ---------    ---------    ---------
         Total .....................................   $ 154,092    $ 164,220    $ 139,749
                                                       ---------    ---------    ---------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable and accrued expenses ...   $  33,714    $  29,552    $  22,844
     Cash overdrafts ...............................         256          249        1,301
     Customer deposits .............................      15,017       16,460        4,583
     Deferred income taxes .........................       3,166        2,851
                                                       ---------    ---------    ---------
         Total current liabilities .................      52,153       49,112       28,728

Deferred income taxes ..............................                    1,443          766
Other liabilities ..................................       5,952        2,813        3,282
                                                       ---------    ---------    ---------
         Total liabilities .........................      58,105       53,368       32,776
                                                       ---------    ---------    ---------
Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000
       shares authorized; no shares issued
       and outstanding .............................        --           --           --
     Common stock, $.01 par value; 100,000,000
       shares authorized, issued - 10,389,674 shares         104          104          104
     Additional paid-in capital ....................      31,332       31,332       31,332
     Retained earnings .............................      92,167      103,011       99,312
     Accumulated other comprehensive loss ..........      (1,736)
     Treasury stock, at cost - 2,071,520 shares,
       1,710,757 shares and 1,745,668 shares,
       respectively ................................     (25,880)     (23,595)     (23,775)
                                                       ---------    ---------    ---------
         Total stockholders' equity ................      95,987      110,852      106,973
                                                       ---------    ---------    ---------
         Total .....................................   $ 154,092    $ 164,220    $ 139,749
                                                       ---------    ---------    ---------


                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            THIRD QUARTER ENDED        NINE MONTHS ENDED
                                                         -------------------------- --------------------------
                                                         NOVEMBER 24,   NOVEMBER 25, NOVEMBER 24,  NOVEMBER 25,
                                                            2001            2000        2001          2000
                                                         -----------    ------------ ----------    ----------
Revenues ...............................................   $  87,022    $ 104,137    $ 163,543    $ 191,935
Costs and expenses:
     Product and delivery costs ........................      48,281       56,424       94,850      106,427
     Selling, general and administrative expenses ......      34,284       38,658       76,609       81,927
     Restructuring and other charges (credits) (Note 3)                                   (113)
                                                           ---------    ---------    ---------   ----------
                                                              82,565       95,082      171,346      188,354
                                                           ---------    ---------    ---------   ----------
         Operating income (loss) .......................       4,457        9,055       (7,803)       3,581
Interest (expense) income - net ........................         (24)          42          413          856
                                                           ---------    ---------    ---------   ----------
         Income (loss) before income taxes .............       4,433        9,097       (7,390)       4,437

Provision for (benefit from) income taxes:
     Current ...........................................       3,443        1,714       (1,759)      (1,150)
     Deferred ..........................................      (1,594)       2,261         (885)       3,447
                                                           ---------    ---------    ---------   ----------
                                                               1,849        3,975       (2,644)       2,297
                                                           ---------    ---------    ---------   ----------
         Income (loss) before cumulative effect of
           accounting change ...........................       2,584        5,122       (4,746)       2,140

Cumulative effect of accounting change, net of
         income taxes of $360 (Note 5)
                                                                                                       (640)
                                                           ---------    ---------    ---------   ----------
         Net income (loss) .............................   $   2,584    $   5,122    ($  4,746)   $   1,500
                                                           ---------    ---------    ---------   ----------
Basic and diluted net earnings (loss) per common share:
        Income (loss) before cumulative effect of
          accounting change ............................   $    0.31    $    0.59    ($    .56)   $    0.24
Cumulative effect of accounting change .................                                         ($     .07)
                                                           ---------    ---------    ---------   ----------
Net earnings (loss) per common share-Basic and Diluted .   $    0.31    $    0.59    ($    .56)   $    0.17

Weighted average number of common shares -
     Basic and Diluted .................................       8,318        8,678        8,418        8,758
                                                           ---------    ---------    ---------   ----------




                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                       -------------------------
                                                       NOVEMBER 24, NOVEMBER 25,
                                                           2001        2000
                                                       ------------ ------------
Cash flows from operating activities:
Net (loss) earnings ....................................   ($ 4,746)   $  1,500
Adjustments to reconcile net (loss) earnings to net cash
  provided by (used in) operating activities (net of
  effects from purchase of Rue de France, Inc.
  in April 2000):
     Cumulative effect of accounting change ............                    640
     Depreciation ......................................      2,667       2,615
     Amortization ......................................        726         569
     Restructuring, net of cash payments ...............        185        --
     Increase in accounts receivable ...................     (1,948)     (6,283)
     Increase in merchandise inventories ...............    (14,587)    (15,550)
     Increase in prepayments and other current assets ..     (7,566)     (4,560)
     Increase in deferred catalog costs ................    (13,601)    (13,069)
     Increase in other assets ..........................     (3,234)       (797)
     Increase in trade accounts payable and accrued
       expenses ........................................     10,871      10,152
     Increase in customer deposits .....................     10,434      11,500
     Decrease in income taxes payable ..................       --        (3,116)
     Decrease in other liabilities .....................       (130)       (116)
     Increase in deferred income taxes .................      3,645       4,359
                                                           --------    --------
         Net cash used in operating activities .........    (17,284)    (12,156)
                                                           --------    --------
Cash flows from investing activities:
      Purchases of property, plant and equipment .......       (953)     (1,917)
      Purchase of assets of Rue de France, Inc. ........
        (net of acquired cash) .........................       --        (2,753)
                                                           --------    --------
               Net cash used in investing activities ...       (953)     (4,670)
                                                           --------    --------
Cash flows from financing activities:
      Decrease in cash overdrafts ......................     (1,045)       (509)
      Dividends paid ...................................     (2,014)     (2,085)
      Payments to acquire treasury stock ...............     (2,969)     (3,479)
      Reissuance of treasury stock for stock option and
           employee benefit plans ......................        478         535
                                                           --------    --------
               Net cash used in financing activities ...     (5,550)     (5,538)
                                                           --------    --------
               Net decrease in cash and cash equivalents    (23,787)    (22,364)
Cash and cash equivalents at beginning of period .......     34,180      35,364
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 10,393    $ 13,000
                                                           --------    --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                $    --     $    --
   Income taxes ........................................        518       3,690


Supplemental schedule of noncash investing and financing activities:

      The Company purchased the assets of Rue de France, Inc. as of April 1, 2000 for $2,625 (less acquired cash of $70). On November 9, 2000, the Company paid an additional $198 for a total purchase price of $2,823. In conjunction with the acquisition, liabilities were assumed as follows:

               Fair value of assets acquired .........   $3,932
               Cash paid for assets acquired .........    2,823
                                                         -------
                      Liabilities assumed ............   $1,109
                                                         =======

      The Company's paper hedge contract resulted in a non-cash charge of $1,736 (net of tax of $1,064) to accumulated other comprehensive loss and a liability of $2,800. See Note 4.

                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

1.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are summarized as follows (in thousands):

                                        November 24,  November 25, February 24,
                                             2001         2000         2001
                                       ------------   ------------ ------------

Land and buildings ....................     $32,962      $32,822      $32,884
Machinery and equipment ...............      33,021       32,467       32,685
Furniture and fixtures ................       4,247        4,027        4,093
Leasehold improvements ................       1,021        1,102        1,130
                                            -------      -------      -------
  Total property, plant & equipment,
    at cost ...........................      71,251       70,418       70,792

  Less:  accumulated depreciation and
    amortization ......................      39,309       35,868       36,951
                                            -------      -------      -------
Property, plant and equipment, net ....     $31,942      $34,550      $33,841
                                            -------      -------      -------

2.   EARNINGS (LOSS) PER SHARE

     Basic and diluted loss per share was calculated as follows (amounts in thousands):


                                    Third Quarter Ended        Nine Months Ended
                                 -------------------------  -------------------------
                                 November 24, November 25,  November 24,  November 25,
                                     2001        2000          2001           2000
                                 ------------ -----------   -----------   -----------
Income (loss) before cumulative
  effect of accounting change .   $ 2,584       $ 5,122        ($4,746)     $ 2,140

Cumulative effect of accounting
  change ......................      --            --            --            (640)
                                  -------       -------        -------      -------
Net income (loss)
  Basic and Diluted ...........   $ 2,584       $ 5,122        ($4,746)     $ 1,500

Weighted average shares for
  Basic and Diluted EPS .......     8,318         8,678          8,418        8,758


     In the fiscal periods ended November 24, 2001 and November 25, 2000, options on 1,737,000 and 1,123,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

3.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000), which has been paid, and for a restructuring plan ($1,690,000) to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy ("the Plan"). Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. Changes in the accrued balance for Plan costs during the nine months ended November 24, 2001 were as follows (dollars in thousands):



                                 Initial       Asset
                                   Plan     Write-offs                  Balance as of
                                   Cost   & Expenditures  Adjustment  November 24, 2001
                                 -------  --------------  ----------  -----------------
Severance and related benefits   $   687     ($  670)                      $ 17
Write-off of leasehold
  improvements and equipment..       317        (184)         (113)          20
Lease termination costs ......       686        (218)                       468
                                 -------     -------        ------         ----
                                 $ 1,690     ($1,072)       ($ 113)        $505


     In the prior quarter ended August 25, 2001, a $113,000 restructuring credit was recorded due to the favorable disposition of certain fixed assets.

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

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires that all derivative financial instruments be recorded on balance sheets as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings (losses) are reclassified as earnings in the periods in which earnings are affected by the hedged item. The collar hedge contract has been designated as and is effective as a hedge. Accordingly, the balance sheet reflects a liability of $2.8 million in other liabilities and other comprehensive losses of $1.7 million, net of deferred taxes, at November 24, 2001 related to the collar hedge contract. During the nine months ended November 24, 2001, there was no ineffectiveness related to the collar hedge contract. Amounts paid to the counterparty, and amounts reflected in the consolidated statement of operations during the nine months ended November 24, 2001 were not material.

     The counterparty, Enron North America Corporation, has filed for bankruptcy in the third quarter of fiscal 2002. Currently, the Company has made payments to Enron under the hedge agreement that have not been material. To date, the Company has not been entitled to receive any payments from Enron under the hedge agreement. Presently, the Company does not know what effect Enron's bankruptcy will have upon the efficacy of the collar hedge contract. The Company's management and legal counsel are currently exploring the status of the contract.

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

6.   RUE DE FRANCE ACQUISITION

     As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company paid a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five-year period commencing on February 27, 2000. No such contingent payments have been accrued or paid to date. The operating results of Rue de France, Inc. have been included in the Company's consolidated results of operations as of April 1, 2000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
QUARTER ENDED NOVEMBER 24, 2001

     Revenues for the quarter ended November 24, 2001 decreased 16.4% to $87.0 million compared to $104.1 million last year, principally as a result of a 13.7% reduction in catalogs mailed in response to the recession, the effects of September 11th, and a downturn in consumer spending. Additionally, the Company mailed its November catalogs later in the quarter compared to last year so the mailings would be targeted more effectively, shifting revenue from the third quarter to the fourth quarter. Internet orders rose by 27%, and represented approximately 13% of the Company's total orders processed in the third quarter of fiscal 2002, compared to 9% in the third quarter last year.

     Product and delivery costs of $48.3 million in the third quarter of fiscal 2002 decreased 14.4% from $56.4 million for the comparable period last year, principally because of a decline in the volume of orders processed as a result of the circulation reduction. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, personalizing, and filling orders for the Company's customers. As a percentage of revenue, product and delivery costs increased from 54.2% in the third quarter of fiscal 2001 to 55.5% in the third quarter of fiscal 2002. This increase was principally a result of the impact of fixed costs of the National Distribution Center as a percentage of lower revenue. This increase was also partially a result of reducing inventory at promotional prices, and postal rate increases on packages shipped to customers.

     Selling, general and administrative (SG&A) expenses were $34.3 million in the third quarter of fiscal 2002 compared to $38.7 million in the third quarter of fiscal 2001, a decrease of $4.4 million or 11.3%. The cost of producing, printing, and mailing the Company's catalogs represents the single largest component of SG&A expenses. These costs declined principally because of a decrease in the number of catalogs and total pages circulated in the current quarter. As a percentage of revenue, SG&A expenses increased from 37.1% in the third quarter of fiscal 2001 to 39.4% in the third quarter of fiscal 2002. Costs associated with the Company's Internet and Retail Outlet Stores rose as a result of the continuing success and expansion of these areas, but all other administrative expenses declined, mostly due to the Company's salaried workforce reduction in February 2001. Costs rose as a percentage of revenue, however, because of the effect of relatively fixed costs on reduced sales volume.

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

     Net interest expense for the third quarter of fiscal 2002 was $0.02 million as compared to $0.04 million income for the third quarter of fiscal 2001. The decrease was due primarily to lower interest rates on the Company's cash investments.

     The Company's effective tax rate was 42% for the third quarter of fiscal 2002, as compared to 44% for the same period last year. The effective tax rate for the prior year was higher due to the expiration of the Company's charitable contribution carryforward, the benefit of which had been recorded in prior years requiring the write-off of such deferred tax asset during the current year.


     Should sales continue to weaken through the fourth quarter, the net loss for fiscal year 2002, ending February 23, 2002, will be substantially higher than last year. The Company implemented a workforce and salary reduction plan of its salaried workforce in the third quarter of fiscal 2002, in order to cut costs and mitigate the shortfall in net income. The Company has not incurred any material charges related to this plan.

RESULTS OF OPERATIONS
NINE MONTHS ENDED NOVEMBER 24, 2001

     Revenues for the nine months ended November 24, 2001 decreased to $163.5 million, 14.8% lower than the $191.9 million for the same period last year. The decrease in catalog circulation, the effects of September 11th, the downturn in consumer spending, and the timing differences in catalog circulation all contributed to lower revenue in the Company's first nine months of fiscal 2002. Catalog circulation decreased approximately 11% for the nine months ended November 24, 2001 compared to the same period last year.

     Product and delivery costs of $94.8 million for the nine months ended November 24, 2001 decreased by $11.6 million, or 10.9% from $106.4 million for the same period last year, principally because of reduced order volume resulting from the decline in circulation. As a percentage of revenue, product and delivery costs increased from 55.4% in the nine months ended November 25, 2000 to 58.0% for the nine months ended November 24, 2001. The increase as a percentage of revenue was principally a result of the impact of fixed costs of the National Distribution Center on reduced sales volume. This increase was also partially a result of reducing inventory at promotional prices, and postal rate increases on packages shipped to customers.

     Selling, general and administrative (SG&A) expenses of $76.6 million for the nine months ended November 24, 2001 decreased $5.3 million, or 6.5%, from $81.9 million for the same period last year primarily because of the decline in catalog circulation. As a percentage of revenue, SG&A costs increased to 46.8% for the nine months ended November 24, 2001 compared to 42.7% for the same period last year. The increase in the percentage of revenue was principally caused by a weaker response to the Company's catalogs due to the recession. Specifically, the Company's mailings generated approximately 4% less revenue per catalog in the first nine months of fiscal 2002 than in the same period of fiscal 2001.The Company's success and expansion of its Internet business and Retail Outlet stores resulted in increased costs in these areas, but all other administrative costs declined, principally because of the Company's salaried workforce reduction implemented in February 2001. Costs rose as a percentage of revenue, however, because of the effect of relatively fixed costs on reduced sales volume.

     Net interest income for the nine months ended November 24, 2001 was $0.4 million lower than the same period of the prior year, principally as a result of lower interest rates on the Company's cash investments.

     The effective tax rate of 36% for the nine months ended November 24, 2001 was lower than the 52% rate reported for the same period of the prior year. The higher effective income tax rate for the prior year was due to the expiration of the Company's charitable contribution tax carryforward, the benefit of which had been recorded in prior years requiring the write-off of such deferred tax asset during the current year.


     Fiscal 2001 results included a cumulative effect of an accounting change (after-tax) of $0.6 million, or $.07 per share, as a result of the adoption of SEC Staff Accounting Bulletin No. 101, relating to revenue recognition.

FINANCIAL CONDITION

     The Company's balance sheet and liquidity remain strong. Cash and cash equivalents were $10.4 million as of November 24, 2001. The current ratio was 1.8:1 as of November 24, 2001, compared to 2.1:1 as of November 25, 2000. The reduction in the current ratio was due principally to lower accounts receivable and inventory as of November 24, 2001 compared to the same period last year. The Company has not borrowed money in the current nine-month period, nor in the last two years, and its working capital needs have been met with funds on hand.

     The Company's use of funds for operating activities for the nine months ended November 24, 2001 was $5.1 million more than for the same period last year, principally because of the higher net loss for the period. In addition, the cost of the Company's new website, approximately $3.2 million as of the end of the third quarter of fiscal 2002, is being funded from cash on hand. Inventory totaled $46.5 million or 10.0% lower this year as compared to the same period last year, reflecting the Company's efforts to keep inventory levels in-line in this recessionary period.

     Capital spending for the nine months ended November 24, 2001 was $1.0 million as compared to $1.9 million for the same period last year. The Company has completed the development of its new consumer website. The cost for the development of the website, and the related software and hardware is approximately $4.5 million and is being funded from cash on hand. As of November 24, 2001, the Company spent approximately $3.2 million on this project, approximately $3.1 million of which is included in Other assets on the balance sheet. Aside from the new website development, the remainder of fiscal 2002 capital spending is expected to be comparable to the Company's spending in the past several years. During the current fiscal year, the Company is conducting a review and assessment of certain of its systems and business processes. A major goal of the study is to plan systems and processes that will enable the Company to take advantage of additional business opportunities, streamline operations, and reduce its costs.

     The Company generated $0.5 million of cash from the issuance of common stock through its employee benefit plans during the nine months ended November 24, 2001, the same amount as last year. The Company also paid cash dividends totaling $2.0 million ($.24 per share) during the nine months ended November 24, 2001 compared to $2.1 million ($.24 per share) for the same period the prior year. At its December 19, 2001 meeting, the Board of Directors announced a 50% reduction in the regular cash dividend of $.08 per share to $.04 per share, payable on March 1, 2002 to all shareholders of record on February 13, 2002. The payment and amount of any dividends in the future will depend on the Company's earnings, financial position, capital requirements, and other relevant factors.

     During the nine months ended November 24, 2001, the Company acquired 391,750 shares of its common stock at a cost of approximately $3.0 million. As of November 24, 2001, the Company had repurchased 1,143,142 shares at a total cost of approximately $11.2 million under its current 1.5 million share open market stock repurchase program, which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999.

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

     In August 2001, the Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets to be disposed of. The adoption of FAS No. 144 for fiscal 2003 is not expected to have a material impact on the Company's financial statements.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company implemented a price protection program by entering into a collar hedge contract, which expires in August 2005. This contract covers certain grades of paper used by the Company, among other grades, to produce its catalogs. There is a floor and ceiling on paper prices within the contract. If paper prices remain within the range of the contract, there will be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company will be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company would pay the counterparty. The Company did not pay a premium at the inception of the contract. Amounts paid to the counterparty, and amounts reflected in the consolidated statement of operations during the nine months ended November 24, 2001 were not material. For further information, see Part I of Form 10-K for the fiscal year ended February 24, 2001.

     The counterparty, Enron North America Corporation, has filed for bankruptcy in the third quarter of fiscal 2002. Currently, the Company has made payments to Enron under the hedge agreement that have not been material. To date, the Company has not been entitled to receive any payments from Enron under the hedge agreement. Presently, the Company does not know what effect Enron's bankruptcy will have upon the efficacy of the collar hedge contract. The Company's management and legal counsel are currently exploring the status of the contract.

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

                                                Lillian Vernon Corporation

Date: January  4, 2002                          By:/s/ WAYNE A. PALLADINO
                                                   -----------------------------
                                                   Wayne A. Palladino
                                                   Senior Vice President - Chief
                                                   Financial Officer