Form 10-K
period 2002-02-23
LILLIAN VERNON CORP
filed 2002-05-17
CIK 818008

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              (MARK ONE)

                 [X] FOR THE FISCAL YEAR ENDED FEBRUARY 23, 2002

                                       OR

                 [ ] FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 1-9637


                           LILLIAN VERNON CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                      13-2529859
---------------------------               --------------------------------------
(STATE OF INCORPORATION)                  (I. R. S. EMPLOYER IDENTIFICATION NO.)


    ONE THEALL ROAD, RYE, NEW YORK                                      10580
----------------------------------------                              ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (914) 925-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              TITLE OF EACH CLASS
                    ---------------------------------------
                    COMMON STOCK, PAR VALUE $.01 PER SHARE.


                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -----------------------------------------
                             AMERICAN STOCK EXCHANGE

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

YES   X     NO
    -----      -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SS.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY INFORMATION STATEMENT, INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

|X|

THE AGGREGATE MARKET VALUE FOR THE VOTING STOCK HELD BY NON-AFFILIATES (BASED UPON THE CLOSING PRICE ON MAY 16, 2002) WAS APPROXIMATELY $39,463,941.

AS OF MAY 16, 2002, THERE WERE 8,322,622 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OUTSTANDING.

PART III IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S PROXY STATEMENT PURSUANT TO REGULATION 14A, COVERING THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JULY 17, 2002.

                    THE INDEX TO EXHIBITS APPEARS ON PAGE 30.

                                       LILLIAN VERNON CORPORATION
                                   FISCAL 2002 FORM 10-K ANNUAL REPORT

                                            TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                                                 PART I
Item 1.  Business.....................................................................................1

Item 2.  Properties...................................................................................9

Item 3.  Legal Proceedings...........................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.........................................10


                                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...................11

Item 6.  Selected Financial Data.....................................................................12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......13

Item 7a. Quantitative and Qualitative Disclosure about Market Risk...................................22

Item 8.  Financial Statements and Supplementary Data.................................................23

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........23


                                                PART III

Item 10. Directors and Executive Officers of the Registrant, Executive Compensation..................23

Item 11. Security Ownership of Certain Beneficial Owners and Management..............................23

Item 12. Certain Relationships.......................................................................23

Item 13. Related Transactions........................................................................23


                                                 PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K...........................24

                                     PART I

ITEM 1. BUSINESS

General

     Lillian Vernon Corporation (the "Company") is a direct mail specialty catalog and online company concentrating on the marketing of gift, houseware, gardening, Christmas and children's products. The Company, a predecessor of which was founded in 1951, seeks to provide customers with reasonably priced products that can be differentiated from competitive products either by design, price or personalization. In fiscal 2002, the Company published 37 catalog editions, and mailed approximately 162,100,000 catalogs to past and prospective customers.

     The Company has developed a proprietary customer data base containing information about its customers, including such data as order frequency, size and date of last order, and type of products purchased. These and other factors are analyzed by computer to rank and segment customers to determine those most likely to purchase products offered in the Company's catalogs. The data base contains information with respect to over 26 million customers, gift recipients and people who have requested the Company's catalogs.

     The Company derives a small portion of its revenue from the rental of its customer list to direct mail marketers and other organizations and from a magazine subscription sales program. The Company has a Business to Business operation which sells premium and incentive items, and other products to numerous businesses, including Fortune 500 companies. Business to Business also sells to the wholesale market. The Company also operates a chain of outlet stores which sell Lillian Vernon merchandise. In addition to offering its products through its catalogs, the Corporation offers its products over the Internet from its websites, www.lillianvernon.com and www.ruedefrance.com.

     The following table reflects the Company's history in the areas of circulation of its catalogs, number of orders received and average revenue per order received, over the last five fiscal years.

                                                    Fiscal Years Ended
                           -----------------------------------------------------------------------
                            February      February       February       February         February
                           23,2002(4)    24,2001(4)       26,2000        27,1999        22,1998(3)
                           ----------    ----------      --------       --------       -----------
Number of catalogs
  mailed (000's) (1) ...    162,100        172,948        165,855        188,678        178,917

Number of catalog
  editions .............         37             39             33             34             34

Number of orders
  received (000's) .....      4,062          4,467          4,627          4,812          4,936

Average revenue per
  order received (2) ...    $ 56.85        $ 57.82        $ 55.56        $ 55.23        $ 54.13

----------

(1) "Number of catalogs mailed" includes catalog circulation to the extent that resulting orders are received in that fiscal year.

(2) "Average revenue per order received" is not reduced for refunds, nor does it include shipping and handling or applicable state sales tax.

(3)  Fiscal 1998 contained 53 weeks.

(4) Fiscal 2002 and Fiscal 2001 include Rue de France statistics. Rue de France, Inc. was acquired by the Company in April 2000.

Catalogs and Products

     The Company's catalogs are designed to capture the readers' interest through the use of distinctive covers, colorful product presentations and product descriptions that highlight significant features. The catalogs are created and produced by the Company's in-house creative staff, which includes designers, writers and production personnel. The Company also hires free-lance designers and photographers as needed. The combination of in-house and free-lance staff enables the Company to maintain both quality control and flexibility in the production of its catalogs.

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

Company Catalogs and Internet Activities

     The Lillian Vernon catalog (the "Core Catalog") (9 editions in fiscal 2002) offers a wide variety of products including gifts, holiday products, toys, and children's products, personal and home accessories, kitchen and houseware products and outdoor products.

     The Sales and Bargains Catalog (5 editions in fiscal 2002) is primarily used to sell overstocked and discontinued merchandise, and is generally mailed only to customers in the Company's data base.

     The Company's Lilly's Kids Catalog (6 editions in fiscal 2002) features toys, games, baby products, room decor and fashion accessories for children.

     The Company's Christmas Memories Catalog (2 editions in fiscal 2002) is targeted to the Christmas season and offers ornaments, holiday decor, gifts, cards and many unique and exclusive products.

     The Favorites Catalog (6 editions in fiscal 2002) features many of the best-selling products from all Lillian Vernon catalogs.

     The Company's Personalized Gifts Catalog (3 editions in fiscal 2002) features gift items, all offered with personalization.

     The Lillian Vernon Gardening Catalog (2 editions in fiscal 2002) features a cross section of functional garden products, as well as garden and floral-themed decorative accessories.

     The Rue de France Catalog (4 editions in fiscal 2002) features upscale room decor and customized window treatments and draperies with a French country theme.

     The number of products offered in each catalog varies from 300 products to 800 products depending on the time of the year.

     The Company first offered its products over the Internet in 1995, and has continually upgraded its site since that time. In fiscal 2002, the Company launched a completely redesigned and reengineered e-commerce Internet site, www.lillianvernon.com. This state-of-the-art website incorporates features that represent industry-wide best practices. These include: sophisticated cross-sell and promotional-sell merchandising capabilities, real-time inventory availability of products, the ability to view print catalogs online, and the opportunity for customers to see and buy all of the products that the Company offers. The Company anticipates that on-line usage by its existing customer base will continue to grow, and is now marketing the site in ways that will expand the customer base. In fiscal 2002, orders received through the web site increased 33% over fiscal 2001, and comprised approximately 13% of total orders.

     The Company offers a deferred billing program to its customers, in which it agrees to charge the customers' credit cards for the full amount of their purchase at a future date specified in each catalog. The Company does not charge interest to the customers who participate in the deferred billing program.

     All products sold, including personalized products, are unconditionally guaranteed. A customer may return any product, even if personalized, for any reason. The dollar value of refunds requested by customers under the guarantee in fiscal 2002 approximated 4.0% of net revenues.

     The Company purchases its products from approximately 1,100 suppliers. Approximately 85% of the merchandise is purchased abroad, predominantly from manufacturers located in Taiwan, India, Hong Kong and throughout the Peoples' Republic of China, Italy, Thailand and France. Most purchase orders are denominated in U.S. dollars. Although no manufacturer is individually material to the Company's operations, the Company buys significant quantities through several Far East trading companies which utilize multiple manufacturers. The Company buys approximately 7% of its purchases through one Far Eastern buying agent, which acts as the Company's representative in its dealings with many different manufacturers in the Peoples' Republic of China, including Hong Kong. The Company also buys approximately 6% of its purchases through another Hong Kong vendor. As a result of its use of foreign suppliers, the Company is subject to the risks of doing business abroad, but has experienced no material disruptions to date.

Marketing

     The Company maintains a proprietary customer data base containing information with respect to over 26 million customers, gift recipients and people who have requested its catalogs. In addition, the Company rents from, and exchanges mailing lists or specific portions of lists with direct marketers and other organizations to gain new customers. Approximately 162,100,000 catalogs were mailed in fiscal 2002, of which approximately 80% were mailed to people whose names were in the Company's proprietary data base and approximately 20% were mailed to prospects derived from rented lists.

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

Third-Party Sales Programs

     The Company operates a telemarketing program in which inbound order callers are offered the opportunity to subscribe to a magazine of their choice at the guaranteed lowest subscription price. A third party marketer of magazine subscriptions provides revenue to the Company for every magazine sold and upon the completion of the billing cycles of the magazine subscriptions. The Company recently began a similar program, selling a third-party membership program. The program offers its members discounts at restaurants, movies and other national chains.

List Rental

     The Company derives a small portion of its revenue from the rental of its data base to direct mail marketers and other organizations, and from the placement of advertisements for other companies' products in its outgoing packages.

Order Fulfillment and Distribution

     Orders for merchandise are received by telephone, mail, fax, and over the Internet. Orders are received and processed at the Company's National Distribution Center in Virginia Beach, Virginia. Customer Service operations are also conducted at this facility. The Company also operates a seasonal telephone order call center to handle peak season order volume. The Company receives telephone and internet orders on a 24-hour basis, seven days a week, with orders entered directly into the computer. Orders received by mail are opened, compared to payments, batched and entered into computer terminals.

     The Company's telephone representatives conduct upselling and cross-selling, in which customers are offered merchandise at special prices, or a substitute product if the product they ordered is unavailable or an additional product related to the one ordered by the customer.

     The majority of orders are processed, packed and shipped at the Company's National Distribution Center. Some products are drop-shipped from vendors directly to customers when this is the most cost-effective way of satisfying the customer. Approximately 90% of customer orders were shipped by the U.S. Postal Service in fiscal 2002. The Company also ships orders via UPS Second Day Air delivery as an option to its customers, for an extra charge. In addition, the Company ships orders via UPS Next Day Air as an option to Internet customers for an extra charge.

     The Company's National Distribution Center, an 821,000 square foot facility located in Virginia Beach, Virginia, is owned and operated by the Company's wholly-owned subsidiary, Lillian Vernon Fulfillment Services, Inc. Almost all of the Company's distribution, and a majority of its warehousing activities, are conducted at this facility. The National Distribution Center is generally operated on a five-day-a-week basis, except during the Holiday season, when, depending upon demand, it may operate on a six or seven-day-a-week, three-shift basis. Personalization of products is also done at the Company's National Distribution Center. The Company believes that its ability to personalize many types of products using a variety of personalization techniques, generally within several days' processing time, gives it a unique niche in the retail marketplace. The Company also owns a 154,000 square foot building in Virginia Beach used for additional distribution and warehousing space.

     The Company continually assesses the need to upgrade the capacity of its telemarketing and distribution facilities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Paper and Mailing Costs

     The Company expends significant amounts on paper in the production of its catalogs. The Company also uses substantial amounts of packing supplies and corrugated boxes to ship its products. In fiscal 2002, the Company spent approximately $20.6 million in total paper costs and also spent approximately $54.1 million in mailing catalogs and packages to its customers.

     In recent years, the U.S. Postal Service has increased its rates for both the mailing of catalogs and packages. There have been postal rate increases of 9.1% in late fiscal 2001 and 1.6% in July of 2001. Another increase of approximately 7.5% is scheduled to occur in June 2002. No assurance can be given that postal rates will not continue to increase in the future. The Company also considers the use of alternative parcel delivery services besides the U.S. Postal Service, but has determined that the U.S. Postal Service offers the best balance of cost and service level for the bulk of its shipments. The other carriers also have a history of significant rate increases from year to year.

     The price of paper is dependent upon supply and demand in the marketplace. The Company's paper cost per page decreased approximately 12% in fiscal 2002 as compared to fiscal 2001, and is expected to be approximately 7% lower in fiscal year 2003 as compared to fiscal 2002.

     The Company continually monitors the paper market and periodically meets with its paper suppliers in order to react to changes in the paper supply market. In addition, the Company entered into a collar hedge contract to provide price protection in the form of a floor and ceiling in purchasing certain of its paper requirements. This agreement may no longer be operative due to the bankruptcy filing of the counterparty, Enron North America Corporation ("Enron") (see Item 7(A) - "Quantitative and

Qualitative Disclosure About Market Risk" for further discussion). While the Company cannot estimate the magnitude of future paper and postage increases or decreases, such changes may impact the Company's future earnings. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

     In the past, various states had taken action to require mail order retailers to collect sales tax from residents in their states, even if the only contact with such states is the mailing of catalogs into the states. On May 26, 1992, the Supreme Court ruled that state governments could not require out of state mail order companies to collect and remit sales and use taxes without Congressional authorization. Since that time, bills have periodically been introduced in Congress, which would allow states to impose sales tax collection responsibility upon mail order companies. No bills have been enacted into law. Similarly, Congress is currently studying Internet taxation issues, but to date has not enacted any bills which would require companies to collect sales tax on Internet transactions in states where they do not have a physical presence.

     Although management is unable to predict the likelihood of Congress passing sales tax legislation in the future, the Company does not expect that the collection of sales tax will have a material effect on its results of operations in fiscal 2003.

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

Employees

     As of February 23, 2002, the Company and its subsidiaries employed approximately 1,400 employees. During the peak holiday season, the Company utilizes approximately 5,300 people including seasonal employees working in the telephone order, order processing and distribution areas. Employees are not covered by collective bargaining agreements. The Company considers its employee relations to be good.

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

Acquisition - Rue de France, Inc.

     On April 6, 2000, the Company completed the purchase of the assets of Rue de France, Inc., a privately owned catalog and online company based in Newport, Rhode Island. The Company paid a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five year fiscal period of the Company commencing on February 27, 2000. No such payments have been required to date.

     Rue de France, Inc., a 17 year-old retailer of home furnishings and accessories, markets its products through catalogs, a web site and retail stores in Newport and Portsmouth, Rhode Island. Rue de France, Inc.'s founder joined Lillian Vernon Corporation under a multi-year employment contract as President of the subsidiary which acquired the assets of Rue de France, Inc.


ITEM 2. PROPERTIES

     The Company's corporate headquarters and administrative offices are located in a 65,000 square foot building in Rye, New York. The corporate headquarters includes the executive offices, merchandising, creative, marketing, internet and finance departments, as well as the Business to Business division. This facility is leased under a sublease agreement expiring on January 30, 2005. In addition to base rent, the sublease provides that the Company is responsible for increases in real estate taxes and operating costs over a base year. The Company has two renewal options, each for five years, from the owners of the building, an unaffiliated entity, upon the expiration of the sublease, in 2005.

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

     The Company also owns a 154,000 square foot building in Virginia Beach, which it utilizes for additional distribution and warehousing space.

     Almost all distribution and warehousing activities, as well as mail order processing, customer service and most telemarketing activities, are conducted at the Virginia Beach facilities.

     The Company leases approximately 20,000 square feet in an office complex in Las Vegas, Nevada, as an additional telemarketing facility. The lease expires March 31, 2005. The Company is responsible for its share of operating expenses, real estate taxes and utility charges. Due to the Company's restructuring plan (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Nevada facility was closed in May, 2001. The Company has attempted to sublease the facility, but has been unable to do so. On April 24, 2002, the Company decided to reactivate the facility as a seasonal call center for the upcoming peak holiday selling season.

     The Company leases 11,000 square feet in an office building in New Rochelle, New York, which has been used as a seasonal telemarketing facility. The current lease runs through December 31, 2002. The Company does not plan to renew this lease at the end of its term.

     The Company leases eighteen retail locations, which principally serve as outlet stores, in the states of Virginia, New York, Delaware, South Carolina, Rhode Island, Vermont and Tennessee. The typical retail store is approximately 3,000 square feet. The retail store leases expire from fiscal 2003 through fiscal 2007, and contain various renewal options through fiscal 2011. The Company leases additional outlet store locations on a short-term basis, particularly during the holiday season.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (symbol: LVC). The following table sets forth the high and low sale prices for each quarterly period for the two most recent fiscal years. The stock prices are rounded to the nearest cent.

     Quarter Ended                                 High               Low
     -------------                                 ----               ---

     May 27, 2000 .............................   $10.63             $9.13
     August 26, 2000 ..........................    11.13              9.75
     November 25, 2000 ........................    11.25              8.63
     February 24, 2001 ........................     9.32              6.25

     May 26, 2001 .............................     8.75              5.60
     August 25, 2001 ..........................     9.10              7.01
     November 24, 2001 ........................     9.10              7.06
     February 23, 2002 ........................     7.75              6.52

     As of May 16, 2002, there were 364 registered holders of the Company's Common Stock.

     The Company paid 41 consecutive quarterly cash dividends on its common stock since an initial quarterly dividend of five cents ($.05) per share was paid in May of 1992. The quarterly dividend was increased to seven cents ($.07) per share payable September 1, 1994, and to eight cents ($.08) per share in March 1998. Subsequently, the dividend was reduced to four cents ($.04) per share payable on March 1, 2002. At its February 28, 2002 meeting, the Board of Directors voted to discontinue the regular quarterly cash dividend effective after the payment of the March 1, 2002 dividend to conserve cash for reinvestment in the business. The Company will evaluate its dividend policy on an ongoing basis.

     On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. As of September 3, 1998, the Company completed the one million share repurchase program. On October 7, 1998, the Board of Directors approved a new stock repurchase program, which authorized the Company to repurchase up to an additional one million shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. As of May 17, 2002, the Company had repurchased 1,178,442 shares, at a total cost of approximately $11.4 million under the current stock repurchase program. The Company uses these shares to make matching contributions to its Profit Sharing/401(k) Plan and to issue shares under its Stock Option and Employee Stock Purchase Plans.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     Fiscal Years Ended
                                      ------------------------------------------------------------------------------
                                      February          February          February        February          February
                                      23, 2002          24, 2001          26, 2000        27, 1999          28, 1998
                                      --------         ----------         ---------       --------          --------
Operating Results                                                                                              (1)
-----------------
(000's)
Revenues(2) ......................    $ 259,634         $ 287,094         $ 281,044        $ 296,384        $ 297,704
Income (loss) before
  income taxes ...................      (13,598)              175            10,350            5,079           14,740
Net income (loss)(2)- ............       (9,089)           (1,378)            6,289            3,139            9,728
Per Share
Net income (loss)-
  Basic(2) .......................    $   (1.08)        $    (.16)        $     .69        $     .34        $    1.02
Net income (loss)-
  Diluted ........................        (1.08)             (.16)              .69              .34             1.01
Book value .......................        11.01             12.38             12.75            12.37            12.46
Dividends ........................          .28               .32               .32              .32              .29

Financial Position At
  Year End (000's)
Cash and cash
  equivalents ....................    $  24,894         $  34,180         $  35,364        $  31,834        $  26,136
Working capital ..................       52,280            62,723            74,568           69,996           73,951
Total assets .....................      120,757           139,749           141,318          138,206          144,359
Long-term
  obligations(3) .................         --                --                --               --              1,394
Stockholders' equity .............       91,413           106,973           114,378          113,264          116,839

Average shares
 outstanding (000's)
  Basic ..........................        8,389             8,740             9,128            9,221            9,532
  Diluted ........................        8,389             8,740             9,130            9,319            9,636

----------

(1)  Fiscal year 1998 contained 53 weeks.

(2) Effective February 27, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). See Note 1 to the Consolidated Financial Statements. It is estimated that had SAB 101 been adopted for Fiscal 1998, pro forma revenues, net income and earnings per share would have been $296,477, $9,578, and $1.00, respectively, for the year ended February 28, 1998. Similarly, pro forma revenues, net income and earnings per share would have been $297,104, $3,182, and $.35, respectively, for the year ended February 27, 1999 and $280,092, $6,161, and $.67 respectively, for the year ended February 26, 2000.

(3) Includes current installments and long-term portions of debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues.

                                                Fiscal Years Ended
                                      ------------------------------------------
                                      February 23,   February 24,   February 26,
                                          2002           2001            2000
                                      ------------   ------------   ------------
Revenues .........................       100.0%         100.0%          100.0%
Costs and expenses:
 Product and delivery costs ......       (59.4)         (56.7)          (55.7)
 Selling, general and
   administrative expenses .......       (45.8)         (43.0)          (41.2)
 Restructuring and other charges..        --             (0.7)           --
 Other income ....................        --             --               0.3
                                         -----          -----           -----

     Operating income (loss) .....        (5.2)          (0.3)            3.3

Interest income ..................         0.3            0.5             0.4
Financing expense ................        (0.3)          (0.1)           --
                                         -----          -----           -----

Income (loss) before taxes .......        (5.2)           0.1             3.7
(Provision for) benefit from
     income tax ..................         1.7           (0.3)           (1.5)
Cumulative effect of
     accounting change ...........        --             (0.2)           --
                                         -----          -----           -----

 Net income (loss) ...............        (3.5)%         (0.5)%           2.2%
                                         -----          -----           -----


Fiscal 2002 Compared to Fiscal 2001

     Revenues for fiscal 2002 were $259.6 million compared to $287.1 million last year, a decrease of $27.5 million, or 9.6%. Revenues decreased primarily because of a 6% reduction in catalog circulation, and 5% lower revenue per catalog mailed, as a result of the recession, the effects of September 11th and consumer concerns about anthrax in the mail. While the overall number of orders received by the Company during fiscal 2002 declined 9.2%, orders received through the Company's website increased 33% from the prior year, and represent 13% of total orders in fiscal 2002 as compared to 9% last year. The Company believes most of this increase is due to customers now ordering from its website as opposed to ordering by telephone.

     Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing and filling orders for the Company's customers. Product and delivery costs in fiscal 2002 were $154.3 million, a decrease of $8.3 million, or 5.1% compared to $162.6 million for fiscal 2001. This decrease was primarily a result of the decline in the number of orders received by the Company in fiscal 2002. As a percentage of revenue, product and delivery costs increased from 56.7% in fiscal 2001 to

59.4% in fiscal 2002. This increase was due primarily to postal rate increases on packages shipped to customers, effective in both January 2001 and July 2001, and reduced order volume, which resulted in less productivity and lower absorption of fixed costs in the Company's National Distribution Center. Another postal rate increase will be effective in June 2002. The Company intends to recover a portion of this increase by raising the shipping and handling charges to its customers beginning in July 2002.

     Selling, general and administrative ("SG&A") expenses were $118.9 million in fiscal 2002 compared to $123.4 million in fiscal 2001, a decrease of $4.5 million, or 3.7%. The principal reasons for the decline in these expenses were a 6% reduction in catalog circulation, and a salary and workforce reduction plan that was implemented by the Company to cut costs (see Note 15 to Consolidated Financial Statements). As a percentage of revenue, SG&A increased from 43.0% in fiscal 2001 to 45.8% in fiscal 2002 primarily because of weaker response to the Company's catalogs. Specifically, the Company's mailings generated 5% less revenue per catalog in fiscal 2002 than fiscal 2001. Additionally, the continuing investment in Lillian Vernon Online led to an increase in internet development costs.

     The cost of producing, printing and mailing the Company's catalogs represent the single largest component of SG&A expenses. The Company's paper cost per page decreased by approximately 12% in fiscal 2002 compared to fiscal 2001, and is expected to be lower again for fiscal 2003 due to a softer paper market. Postal rates, however, continue to rise. A postal rate increase of 9% in January 2001 was followed by a further increase in July 2001 of 1.6%, and there is another postal rate increase of approximately 7.5% expected in June 2002. To mitigate the impact of the postal rate increases, the Company takes steps such as reducing the weight of the catalogs, making adjustments to catalog page counts, and increasing the density of the photographs. Overall, the Company's average cost to produce and mail a catalog is expected to be slightly higher in fiscal 2003 compared to 2002.

     The Company continually monitors the paper market and periodically meets with its paper suppliers in order to react to changes in the paper supply market. In addition, the Company entered into a collar hedge contract to provide price protection in the form of a floor and ceiling in purchasing certain of its paper requirements. (See Item 7(A)-"Quantitative and Qualitative Disclosure About Market Risk" for further discussion). FAS No. 133 requires that all derivative financial instruments be recorded on the balance sheet as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings (losses) are reclassified to earnings in the periods in which earnings are affected by the hedged item. The collar hedge contract had been designated as and was effective as a hedge through November 2001. During the nine months ended November 24, 2001, the ineffectiveness related to the collar hedge contract was not significant. In view of Enron's financial situation, the

Company discontinued hedge accounting during the fourth quarter. As a result, amounts previously recorded in accumulated other comprehensive losses under hedge accounting of $1.736 million (net of taxes of $1.064 million) through November 24, 2001 will continue to be reclassified to earnings in the period in which earnings are affected by the paper costs. Further, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings. The fair value of the contract at February 23, 2002 was $2.820 million, which is included in other liabilities in the accompanying balance sheet. Total amounts recorded in earnings for the year ended February 23, 2002 approximated $700,000. The Company is hedging transactions through August 2005. As of February 23, 2002, the Company estimates derivative losses of approximately $1 million (net of taxes) reported in accumulated other comprehensive losses will be reclassified to earnings within the next 12 months. The counterparty, Enron, has filed for bankruptcy in the fourth quarter of fiscal 2002. To date, the Company has not been entitled to receive any payments from Enron under the hedge agreement. Presently, the Company does not know what effect Enron's bankruptcy will have upon the collar hedge contract. The Company's management and legal counsel are currently exploring the status of the contract.

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2.1 million, which included severance pay for a former officer ($.4 million) and costs of a restructuring plan ($1.7 million). The restructuring plan (the "Plan") was approved in February 2001 to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy. Under the Plan, the Company eliminated approximately 12% of its salaried workforce and closed its Las Vegas, Nevada Call Center, consolidating its operations into the National Distribution Center located in Virginia Beach. The costs of the Plan included $ .7 million for employee-related costs (mostly severance pay), $.3 million of asset write-offs from the call center closure, $.7 million of projected future lease payments and sublease costs for the call center. The restructuring and other charges reduced fiscal 2001 net income by $1.3 million net-of-tax ($.15 per share), and had no material impact on fiscal 2002. As of the end of fiscal 2002, all employee-related costs and asset write-offs have been recorded. The Company has attempted to sublease the Las Vegas facility, but has been unable to do so. On April 24, 2002, the Company decided to reactivate the facility as a seasonal call center for its upcoming peak holiday selling season.

     Interest income in fiscal 2002 was $.7 million compared to $1.5 million in fiscal 2001. The decrease of $.8 million was due primarily to lower interest rates on the Company's cash investments as well as lower amounts invested. Financing expense was $.8 million in fiscal 2002, compared to $.3 million in fiscal 2001, principally because a $.5 million financing expense was recorded in the fourth quarter of fiscal 2002 to reflect the valuation of the paper hedge contract. There were no short-term borrowings during fiscal year 2002, 2001 or 2000.

     The Company's effective income tax benefit rate of 33.2% in fiscal 2002 is primarily due to the ability of the Company to carry back its fiscal 2002 loss to obtain a refund of prior years' taxes. As of February 23, 2002, the Company has recorded a net deferred tax asset of $1.4 million. The ultimate realization of the Company's net deferred tax asset is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net expenses become deductible. The Company's ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company's sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income in the periods in which the net expenses become deductible. However, the Company has developed certain tax planning strategies relating to the sale and leaseback of certain of its facilities, which could be employed, if necessary, to generate taxable income in amounts sufficient enough to offset the impact of the net deductible expenses. Accordingly, the Company has not recorded a valuation allowance with respect to the net deferred tax asset as of February 23, 2002. The Company's unusually high effective income tax rate in fiscal 2001 was primarily due to recognizing the expiration of charitable contribution tax carryforwards. The Company recorded additional tax expense of $.8 million in fiscal 2001 related to the expiration of these credits, which reduced earnings per share by $.09.

     Fiscal 2001 results included a cumulative effect of an accounting change (after-tax) of $.6 million, or $.07 per share, as a result of the adoption of SEC Staff Accounting Bulletin No. 101, relating to revenue recognition (see Note
1).

     The net loss for fiscal year 2002 was $(9.1) million, or $(1.08) per share, compared to the net loss of $(1.4) million, or $(.16) per share, in fiscal 2001, which, before the cumulative effect of adopting SAB 101 in Fiscal 2001, and excluding the restructuring charge and the effect of the expiration of tax carryforwards, would have had net income of $1.4 million or $.15 per share.

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

     Interest income in fiscal 2001 was $1.5 million compared to $1.2 million in fiscal 2000. The increase of $.3 million was due primarily to higher interest rates on the Company's cash investments. Financing expense was $.3 million in both fiscal 2001 and fiscal 2000. There were no short-term borrowings during fiscal year 2001 or fiscal year 2000.

     The Company's unusually high effective income tax rate in fiscal 2001 is primarily due to recognizing the expiration of charitable contribution tax carryforwards. The Company recorded additional tax expense of $.8 million related to the expiration of these credits, which reduced earnings per share by $.09.

     In the fourth quarter of fiscal 2001, effective February 27, 2000, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and recorded a one-time charge to earnings of $.6 million, net of income taxes of $.4 million, ($.07 per share), to reflect the accounting change.

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

Liquidity and Capital Resources

     The Company's balance sheet and liquidity are strong. Cash and cash equivalents totaled $24.9 million as of February 23, 2002; the current ratio was 3.3:1 at February 23, 2002 compared to 3.2:1 at February 24, 2001. The increase in the current ratio was due principally to higher prepayments and other current assets (specifically, higher refundable income taxes), and lower accounts payable and accrued expenses as of February 23, 2002.

     In fiscal 2002, the Company's operating activities generated funds of $1.5 million, compared to $10.3 million in fiscal 2001. The principal reason for the reduction in cash generated was the increase in the net loss from $(1.4) million in fiscal 2001 to $(9.1) million in fiscal 2002. The Company carefully monitored and controlled inventory during fiscal 2002, and reduced year-end inventory by $5.3 million (16.7%). The Company did not borrow money in fiscal 2002; its working capital needs were met with funds on hand and cash generated from operations.

     In fiscal 2002, the Company's use of funds for investing activities totaled $5.0 million. Capital spending in fiscal 2002 was $1.1 million. These expenditures were made principally to upgrade the Company's computer equipment and distribution machinery and equipment. In addition, the Company completed the development of its new website for a cost of $4.0 million ($3.9 million related to software). The website project was funded from cash on hand. For fiscal 2003, the Company is not planning any major capital projects and will continue to implement tight controls on capital expenditures and make commitments for items that have a positive return on investment.

     The Company has commitments under non-cancelable operating leases for real estate and equipment that total $9.5 million for the five fiscal years ending 2003 through 2007.

     The Company generated $.6 million of cash from the issuance of common stock through its employee benefit plans during fiscal 2002, compared to $.7 million in fiscal 2001.

     The Company paid 41 consecutive quarterly cash dividends through fiscal 2002. At its December 19, 2001 meeting, the Board of Directors announced a 50% reduction in the regular cash dividend of $.08 per share to $.04 per share, payable on March 1, 2002. At its February 28, 2002 meeting, the Board of Directors voted to discontinue the regular quarterly cash dividend effective after the payment of the March 1, 2002 dividend to conserve cash for reinvestment in the business. The Company will evaluate its dividend policy on an ongoing basis in view of its earnings, financial position, capital requirements, and other relevant factors. Dividends in fiscal 2002 totaled $2.3 million, or $.28 per share.

     On October 7, 1998, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. In fiscal 2002, the Company repurchased 426,650 shares under the current program at a total cost of $3.2 million. As of February 23, 2002, the Company had purchased 1,178,042 shares since inception of the current program at a total cost of $11.4 million. Prior to this, the Company completed an earlier stock repurchase program in which it repurchased 1 million shares for a total cost of $15.2 million. Cumulatively from October 1995 through February 23, 2002, the Company has spent $26.6 million to repurchase its stock in the open market.

     The Company has amended its revolving credit facility. The amended credit facility provides for a maximum credit line of $27 million for the Company's first and second quarters, and $32 million for the third and fourth quarters. The credit line can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of letters of credit. There is a ninety-day period in which the Company must have no amounts outstanding (except letters of credit) under the facility each year. It expires in fiscal 2006. At the Company's option, interest is payable at LIBOR plus 100 basis points, prime rate, bankers' acceptance rate plus 100 basis points, or a fixed rate. The fees payable under the revised credit line range from 5 basis points on the letters of credit to 37.5 basis points on the available line. The credit facility is unsecured, and the Company is subject to financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions.

     On April 6, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island for a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings targets during the five fiscal years commencing February 27, 2000. No such payments have been required to date.

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

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 141 addresses accounting for business combinations, including the elimination of pooling of interests, the recognition of intangible assets, and modifications to certain disclosure requirements. FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition. In addition, the Company will be required to conduct an annual review of goodwill for potential impairment. The adoption of FAS Nos. 141 and 142 for fiscal 2003 will not have a material impact on the Company's financial statements since goodwill amortization for fiscal 2002 totaled $120,400.

Forward Looking Statements

     Except for the historical information contained herein, statements included in this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations, revenues, cash flows and/or level of business. Such statements represent the Company's current expectations only and are subject to certain risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected. Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and from the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, including possible disruptions caused by the current global situation, and possible future increases in operating costs including postage and paper costs.

Critical Accounting Policies and Estimates

     In addition to the forward-looking estimates and assumptions mentioned in the paragraph above, the accounting policies listed below represent the Company's most critical accounting policies with respect to the financial results reported.

Provision for Inventory Allowance

     The Company records a charge to cost of goods sold in the current year related to products in inventory that it expects to sell below its cost. These estimates are based on assumptions of future sales, prices, and disposition plans. If actual sales are less favorable than those projected, additional write-downs may be required.

Catalog Costs

     Catalog costs are deferred and amortized over the estimated useful life of the catalog, generally three months. The estimated life is based on the projected total revenues of the catalog. The related costs of the catalog are expensed according to the percentage that actual revenue as of an income statement date comprises of total revenue projected at that time. Should this future sales projection prove to be incorrect, catalog costs may not be properly matched to the proper periods that include the revenues.

Income Taxes

     As discussed above, the Company's realization of future benefits from its net deferred tax asset of $1.4 million recorded on the books as of February 23, 2002 is dependent upon the generation of sufficient amounts of future taxable income during the years in which the net expenses become deductible. The Company's ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company's sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income in the periods in which the net expenses become deductible. However, the Company has developed certain tax planning strategies relating to the sale and leaseback of certain of its facilities, which could be employed, if necessary, to generate taxable income in amounts sufficient enough to offset the impact of the net deductible expenses. Accordingly, the Company has not recorded a valuation allowance with respect to the net deferred tax asset as of February 23, 2002. If the Company was not able to structure such a sale and leaseback arrangement with a suitable buyer, an adjustment to the deferred tax asset would be charged to earnings in the period such a determination was made.

Capitalized Software Costs

     Capitalized software costs are amortized over estimated useful lives of two to five years. Should it be decided that the actual useful lives of these assets are less than those estimated due to technology changes or operability of the software or other reason, there would be a significant negative impact on the future earnings of the Company.

Paper Hedge Contract

     The Company has a collar hedge contract with a third party. (See Item 7a-"Quantitative and Qualitative Disclosure about Market Risk"). Since the end of the third quarter, when the Company discontinued hedge accounting, any changes in the fair value of the contract will be recorded in earnings. The fair value of the Company's contract is based on projected future paper prices. The price of paper is dependent upon supply and demand in the marketplace. If paper prices vary from those estimated, the Company would be required to record an additional liability. The current treatment of the contract may result in greater earnings volatility.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company implemented a price protection program by entering into a collar hedge contract. This contract covers certain grades of paper used by the Company, among other grades, to produce its catalogs. There is a floor and ceiling on paper prices within the contract. If paper prices remain within the range of the contract, there would be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company is entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company must pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract has an expiration date of August 2005.

     The collar hedge contract had been designated as and was effective as a hedge through November 2001. During the nine months ended November 24, 2001, the ineffectiveness related to the collar hedge contract was not significant. Enron filed for bankruptcy in the fourth quarter of fiscal 2002. In view of Enron's financial situation, the Company discontinued hedge accounting during the fourth quarter. As a result, amounts previously recorded in accumulated other comprehensive losses under hedge accounting of $1.736 million (net of taxes of $1.064 million) through November 24, 2001 will continue to be reclassified to earnings in the period in which earnings are affected by the paper costs. Further, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings. The fair value of the contract at February 23, 2002 was $2.820 million, which is included in other liabilities in the accompanying balance sheet. Total amounts recorded in earnings for the year ended February 23, 2002 approximated $700,000. The Company is hedging transactions through August 2005. As of February 23, 2002, the

Company estimates derivative losses of approximately $1 million (net of taxes) reported in accumulated other comprehensive losses will be reclassified to earnings within the next 12 months. Changes in future paper prices will result in changes in the fair market value of the contract, thus the Company cannot predict what, if any, financing expenses under the contract may be incurred in fiscal 2003.

     To date, the Company has not been entitled to receive any payments from Enron under the hedge agreement. Presently, the Company does not know what effect Enron's bankruptcy will have upon the collar hedge contract. The Company's management and legal counsel are currently exploring the status of the contract.


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

     (a)(1) Consolidated Financial Statements

-Balance Sheets - February 23, 2002 and February 24, 2001 ..................F- 2
-Statements of Operations for the three Fiscal Years ended
 2002, 2001, and 2000.......................................................F- 3
-Statements of Stockholders' Equity for the three
 Fiscal Years ended 2002, 2001, and 2000....................................F- 4
-Statements of Cash Flows for the three Fiscal Years
 ended 2002, 2001, and 2000.................................................F- 5
-Notes to Financial Statements .............................................F- 6
-Report of Independent Accountants .........................................F-21

     (a)(2) Schedules

All schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

     (b) Reports on Form 8-K.

A Form 8-K report was filed by the Registrant on March 5, 2002. The Form 8-K was filed under Item 5 as related to a Regulation FD disclosure.

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).


EXHIBIT NO.                        DESCRIPTION                         PAGE
-----------                        -----------                         ----
2.1    -    Plan and Agreement of Merger dated June 29, 1987
            between Lillian Vernon Corporation, a New York
            corporation, and the Company incorporated in Delaware....   (1)

2.2    -    Certificate of Ownership and Merger between Lillian
            Vernon Corporation and the Company incorporated in
            Delaware filed in Delaware...............................   (1)

2.3    -    Certificate of Merger between Lillian Vernon
            Corporation and the Company incorporated in Delaware
            filed in New York........................................   (2)

3.1    -    Certificate of Incorporation with Amendments of Lillian
            Vernon Corporation.......................................   (2)

3.2    -    Amended By-Laws of Lillian Vernon Corporation............  (19)

10.1   -    Amended and Restated Lillian Vernon Corporation Profit
            Sharing Plan, with First and Second Amendment to
            Lillian Vernon Corporation Profit Sharing Plan...........  (10)

10.3   -    1987 Performance Unit, Restricted Stock, Non-Qualified
            Option and Incentive Stock Option Plan...................   (1)

10.4   -    First Amendment to Employment Agreement with Lillian
            Vernon, formerly Lillian M. Katz.........................   (3)

10.5   -    Executive Deferred Compensation Agreement and first
            amendment thereto with Lillian Vernon, formerly Lillian
            M. Katz..................................................   (4)

10.6   -    Second Amendment to Deferred Compensation Agreement
            with Fred P. Hochberg....................................   (5)

10.7   -    Second Amendment to Deferred Compensation Agreement
            with David C. Hochberg...................................   (6)

10.8   -    Form of Indemnification Agreement with officers and
            directors................................................   (1)

10.9   -    Lease for Company's facility in New Rochelle, New York...   (1)

EXHIBIT NO.                        DESCRIPTION                         PAGE
-----------                        -----------                         ----

10.10  -    Trademark Registrations for Lillian Vernon Corporation
            - Service Mark and Logo..................................   (1)

10.16  -    Sublease between Fred P. and David C. Hochberg and
            Company - New Rochelle facility..........................   (5)

10.17  -    Lillian Vernon Corporation 1993 Stock Option Plan for
            Non-Employee Directors...................................   (7)

10.21  -    Amended Revolving Credit Agreement, Letter of Credit
            and Bankers Acceptance facility dated as of August 19,
            1996 among Lillian Vernon Corporation as Borrower,
            Lillian Vernon Fulfillment Services, Inc., LVC Retail
            Corporation and Lillian Vernon International Ltd. as
            Guarantors, the Banks named therein and The Chase
            Manhattan Bank as agent, including amendments 5 and 6
            to Amended Revolving Credit Agreement....................   (8)

10.22  -    1997 Performance Unit, Restricted Stock, Non-Qualified
            Option and Incentive Stock Option Plan...................   (9)

10.23  -    1997 Stock Option Plan for Non-Employee Directors........   (9)

10.24  -    Form of Agreement re Change of Control with certain
            executive officers.......................................  (11)

10.25  -    Agreement of Sublease dated January 30, 1998 between
            CVS New York, Inc. and the Company and exhibits..........  (11)

10.29  -    Rights Agreement dated as of April 15, 1999 between the
            Company and Continental Stock Transfer & Trust Co........  (14)

10.30  -    Supplement to Rights Agreement dated as of April 15,
            1999 between the Company and Continental Stock Transfer
            & Trust Co...............................................  (15)

EXHIBIT NO.                        DESCRIPTION                         PAGE
-----------                        -----------                         ----

10.31  -    Industrial Real Estate Lease between the Company and
            Howard Hughes Properties, Limited Partnership............  (15)

10.32  -    Master Agreement between Registrant and Enron North
            America Corporation (f/k/a Enron Capital & Trade
            Resources Corporation)...................................  (17)

10.33  -    Amendment to Industrial Real Estate Lease between the
            Company and Howard Hughes Properties, Limited
            Partnership..............................................  (18)

10.34  -    Asset Purchase Agreement by and among RDF Acquisition
            Corporation and Lillian Vernon Corporation and Rue de
            France, Inc., and Pamela F. Kelley and Brendan P.
            Kelley dated March 31, 2000..............................  (18)

10.35  -    Proprietary Rights Assignment between Pamela Kelley and
            RDF Acquisition Corporation dated March 31, 2000.........  (18)

10.36  -    Right of First Refusal Agreement between Lillian Vernon
            Corporation and Pamela F. Kelley dated March 31, 2000....  (18)

10.37  -    Employment Agreement between RDF Acquisition
            Corporation and Pamela F. Kelley dated March 31,
            2000.....................................................  (18)

10.38  -    Intellectual Property Protection Agreement between RDF
            Acquisition Corporation and Pamela F. Kelley dated
            March 31, 2000...........................................  (18)

21     -     Subsidiaries of registrant..............................  See Index to
                                                                       Exhibits

23     -     Consent of PricewaterhouseCoopers LLP ..................  See Index
                                                                       to
                                                                       Exhibits

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

 (6) Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement See (1) above.

 (7) Filed with Registration Statement on Form S-8 (File No. 33-71250) and incorporated by reference herein.

 (8) Filed with Quarterly Report on Form 10-Q for the quarter ended August 24, 1996 and incorporated by reference herein. Amendments Numbers 5 and 6 to the Amended Revolving Credit Agreement are filed herewith.

 (9) Filed with Registration Statement on Form S-8 on September 26, 1997 (File No. 333-36467) and on Forms S-8 on December 19, 2001 (File Nos. 333-75426
       and 333-75428) and incorporated by reference herein.

(10)   Filed with Registration Statement on Form S-8 on March 31, 1998 (File
       No. 333-48951) and incorporated by reference herein. Amendments Numbers 1 and 2 to the Profit Sharing Plan are filed herewith.

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

                                            LILLIAN VERNON CORPORATION

Dated May 17, 2002                          By: /s/ LILLIAN VERNON
                                                -----------------------------
                                                    Lillian Vernon, Chairman
                                                    of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                               DATE
---------                           -----                               ----

/s/ LILLIAN VERNON          Chairman of the Board                   May 17, 2002
--------------------------  of Directors (Principal
Lillian Vernon              Executive Officer)


/s/ WAYNE A. PALLADINO      Senior Vice President-                  May 17, 2002
--------------------------  Chief Financial Officer
Wayne A. Palladino          (Principal Financial and
                            Accounting Officer)


/s/ JONAH GITLITZ
--------------------------  Director                                May 17, 2002
Jonah Gitlitz


/s/ DAVID C. HOCHBERG
--------------------------  Vice President - Public                 May 17, 2002
David C. Hochberg           Affairs and Director


/s/ JOEL SALON
--------------------------  Director                                May 17, 2002
Joel Salon


/s/ BERT W. WASSERMAN
--------------------------  Director                                May 17, 2002
Bert W. Wasserman


/s/ ELIZABETH M. EVEILLARD
--------------------------  Director                                May 17, 2002
Elizabeth M. Eveillard


/s/ RICHARD A. BERMAN
--------------------------  Director                                May 17, 2002
Richard A. Berman

                           LILLIAN VERNON CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                             SCHEDULES AND REPORTS

PART II. FINANCIAL INFORMATION

ITEM 8. FINANCIAL STATEMENTS

                          LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                     (DOLLARS IN THOUSANDS)

                                                                FEBRUARY 23,      FEBRUARY 24,
                                   ASSETS                               2002              2001
                                                                ------------      ------------
Current assets:
    Cash and cash equivalents .............................        $  24,894         $  34,180
    Accounts receivable, net of allowances of $534 and $687           14,956            19,483
    Merchandise inventories ...............................           26,618            31,944
    Deferred income taxes .................................              293               262
    Prepayments and other current assets ..................            8,081             5,582
                                                                   ---------         ---------
         Total current assets .............................           74,842            91,451

Property, plant and equipment, net ........................           30,798            33,841
Deferred catalog costs ....................................            6,445             8,797
Deferred income taxes .....................................            1,113
Other assets ..............................................            7,559             5,660
                                                                   ---------         ---------
         Total ............................................        $ 120,757         $ 139,749
                                                                   =========         =========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable and accrued expenses ...........        $  19,176         $  22,844
    Cash overdrafts .......................................              489             1,301
    Customer deposits .....................................            2,897             4,583
                                                                   ---------         ---------
         Total current liabilities ........................           22,562            28,728

Deferred income taxes .....................................                                766
Other liabilities .........................................            6,782             3,282
                                                                   ---------         ---------
         Total liabilities ................................           29,344            32,776
                                                                   ---------         ---------

Commitments (Note 7)

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
         authorized; no shares issued and outstanding
    Common stock, $.01 par value; 100,000,000
         shares authorized; issued - 10,389,674 shares in
         2002 and 2001 ....................................              104               104
    Additional paid-in capital ............................           31,332            31,332
    Retained earnings .....................................           87,387            99,312
    Accumulated other comprehensive losses, net of taxes ..           (1,500)
    Treasury stock, at cost - 2,088,731 shares in 2002
         and 1,745,668 shares in 2001 .....................          (25,910)          (23,775)
                                                                   ---------         ---------
         Total stockholders' equity .......................           91,413           106,973
                                                                   ---------         ---------
         Total ............................................        $ 120,757         $ 139,749
                                                                   =========         =========

                        See Notes to Consolidated Financial Statements.

                                      LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  FISCAL  YEARS  ENDED
                                                                     ------------------------------------------------
                                                                     FEBRUARY 23,      FEBRUARY 24,      FEBRUARY 26,
                                                                             2002              2001              2000
                                                                     ------------      ------------      ------------
Revenues .......................................................        $ 259,634         $ 287,094         $ 281,044

Costs and expenses:
     Product and delivery costs ................................          154,294           162,647           156,640
     Selling, general and administrative expenses ..............          118,864           123,398           115,792
     Restructuring and other charges ...........................                              2,050
Other income ...................................................                                                 (746)
                                                                        ---------         ---------         ---------
                                                                          273,158           288,095           271,686
                                                                        ---------         ---------         ---------
         Operating income (loss) ...............................          (13,524)           (1,001)            9,358
Interest income ................................................              718             1,464             1,248
Financing expense ..............................................             (792)             (288)             (256)
                                                                        ---------         ---------         ---------
         Income (loss) before provision for
              (benefit from) income taxes ......................          (13,598)              175            10,350

Provision for (benefit from) income taxes:
     Current ...................................................           (3,613)              434             3,998
     Deferred ..................................................             (896)              479                63
                                                                        ---------         ---------         ---------
                                                                           (4,509)              913             4,061
                                                                        ---------         ---------         ---------
         Income (loss) before cumulative effect ................           (9,089)             (738)            6,289
                                                                        ---------         ---------         ---------

Cumulative effect of accounting change, net of
     income taxes of $360 ......................................                                640
                                                                        ---------         ---------         ---------

         Net income (loss) .....................................        $  (9,089)        $  (1,378)        $   6,289
                                                                        ---------         ---------         ---------

Basic and diluted net income (loss) per common share:
     Income (loss) before cumulative effect of accounting change        $   (1.08)        $   (0.09)        $    0.69
     Cumulative effect of accounting change ....................                              (0.07)
                                                                        ---------         ---------         ---------

Net income (loss) per common share - Basic and Diluted .........        $   (1.08)        $   (0.16)        $    0.69
                                                                        ---------         ---------         ---------

Weighted average number of common shares - Basic ...............            8,389             8,740             9,128
                                                                        ---------         ---------         ---------

Weighted average number of common shares and
     common share equivalents - Diluted ........................            8,389             8,740             9,130
                                                                        ---------         ---------         ---------


                                   See Notes to Consolidated Financial Statements.


                                             LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (DOLLARS IN THOUSANDS)
                                                                                                ACCUMULATED
                                                    COMMON STOCK                                   OTHER         TREASURY STOCK
                                                ----------------------   PAID -IN    RETAINED  COMPREHENSIVE ----------------------
                                        TOTAL        SHARES     AMOUNT    CAPITAL    EARNINGS     LOSSES          SHARES     AMOUNT
                                     --------   -----------   --------   --------   ---------   -----------  -----------   --------
BALANCE, FEBRUARY 27, 1999 ........  $113,264    10,389,674    $   104   $ 31,322   $ 100,760   $         0   (1,231,806)  $(18,922)
Exercise of non-qualified
     stock options ................       319                                             (48)                    23,867        367
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan ...............       286                                            (111)                    25,992        397
Shares issued for 401-k Plan
       matching contribution ......       465                                            (121)                    38,414        586
Purchase of treasury stock ........    (3,332)                                                                  (275,900)    (3,332)
Dividends  ($.32 per share) .......    (2,922)                                         (2,922)
Other .............................         9                                   9
Net income ........................     6,289                                           6,289
                                     --------   -----------    -------   --------   ---------   -----------  -----------   --------
BALANCE, FEBRUARY 26, 2000 ........   114,378    10,389,674        104     31,331     103,847             0   (1,419,433)   (20,904)
                                     --------   -----------    -------   --------   ---------   -----------  -----------   --------
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan ...............       158                                             (90)                    17,727        248
Shares issued for 401-k Plan
       matching contribution ......       508                                            (287)                    56,530        795
Purchase of treasury stock ........    (3,914)                                                                  (400,492)    (3,914)
Dividends ($.32 per share) ........    (2,780)                                         (2,780)
Other .............................         1                                   1
Net loss ..........................    (1,378)                                         (1,378)
                                     --------   -----------    -------   --------   ---------   -----------  -----------   --------
BALANCE, FEBRUARY 24, 2001 ........   106,973    10,389,674        104     31,332      99,312             0   (1,745,668)   (23,775)
                                     --------   -----------    -------   --------   ---------   -----------  -----------   --------
Shares purchased by employees
      pursuant to Employee Stock
      Purchase Plan ...............       104                                            (102)                    15,754        206
Shares issued for 401-k Plan
       matching contribution ......       491                                            (388)                    67,833        879
Purchase of treasury stock ........    (3,220)                                                                  (426,650)    (3,220)
Dividends ($.28 per share) ........    (2,346)                                         (2,346)
Change in fair value of derivatives
        accounted for as a hedge ..    (1,500)                                                       (1,500)
Net loss ..........................    (9,089)                                         (9,089)
                                     --------   -----------    -------   --------   ---------   -----------  -----------   --------
BALANCE, FEBRUARY 23, 2002 ........  $ 91,413    10,389,674    $   104   $ 31,332   $  87,387   $    (1,500)  (2,088,731)  $(25,910)
                                     --------   -----------    -------   --------   ---------   -----------  -----------   --------


                                           See Notes to Consolidated Financial Statements.


                                             LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)
                                                                                                  FISCAL YEARS ENDED
                                                                                     ----------------------------------------------
                                                                                     FEBRUARY 23,     FEBRUARY 24,     FEBRUARY 26,
                                                                                             2002             2001             2000
                                                                                     ------------     ------------     ------------
Cash flows from operating activities:
  Net income (loss) .............................................................        $ (9,089)        $ (1,378)        $  6,289
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities (net of effects from purchase of
      Rue de France, Inc.)
      Cumulative effect of accounting change ....................................                              640
      Depreciation ..............................................................           3,838            4,021            4,321
      Amortization ..............................................................           1,690              827              250
      Restructuring, net of cash payments .......................................             301            1,690
      Loss (gain) on disposal of assets .........................................                               89              (81)
      (Increase) decrease in accounts receivable ................................           4,527            2,981           (1,310)
      (Increase) decrease in merchandise inventories ............................           5,326            4,229           (7,226)
      (Increase) decrease in prepayments and other current assets ...............          (2,499)            (508)           5,430
      (Increase) decrease in deferred catalog costs .............................           2,352           (1,442)             568
      (Increase) decrease in other assets .......................................             715              (56)             593
      Increase (decrease) in trade accounts payable and accrued expenses ........          (3,668)           1,752              879
      Decrease in customer deposits .............................................          (1,686)            (377)             (57)
      Increase (decrease) in income taxes payable ...............................                           (3,116)           2,404
      Increase (decrease) in other liabilities ..................................             700              353             (120)
      Increase (decrease) in deferred income taxes ..............................            (978)             569               54
                                                                                         --------         --------         --------
                  Net cash provided by operating activities .....................           1,529           10,274           11,994
                                                                                         --------         --------         --------

Cash flows from investing activities:
  Purchases of property, plant and equipment ....................................          (1,096)          (2,703)          (1,621)
  Purchases of software .........................................................          (3,936)            (518)            (606)
  Purchase of assets of Rue de France, Inc. (net of acquired cash) ..............                           (2,753)
  Proceeds from sale of assets ..................................................                                               100
                                                                                         --------         --------         --------
                  Net cash used in investing activities .........................          (5,032)          (5,974)          (2,127)
                                                                                         --------         --------         --------

Cash flows from financing activities:
  Increase (decrease) in cash overdrafts ........................................            (812)             543           (1,162)
  Dividends paid ................................................................          (2,346)          (2,780)          (2,922)
  Payments to acquire treasury stock ............................................          (3,220)          (3,914)          (3,332)
  Reissuance of treasury stock for stock options and employee benefit plans .....             595              666            1,070
  Other .........................................................................                                1                9
                                                                                         --------         --------         --------
                  Net cash used in financing activities .........................          (5,783)          (5,484)          (6,337)
                                                                                         --------         --------         --------

                  Net increase (decrease) in cash and cash equivalents ..........          (9,286)          (1,184)           3,530
                                                                                         --------         --------         --------

Cash and cash equivalents at beginning of period ................................          34,180           35,364           31,834
                                                                                         --------         --------         --------
Cash and cash equivalents at end of period ......................................        $ 24,894         $ 34,180         $ 35,364
                                                                                         --------         --------         --------


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes ................................................................        $    542         $  3,707         $  1,612
                                                                                         --------         --------         --------

Supplemental schedule of noncash investing and financing activities:

     The Company purchased the assets of Rue de France, Inc. as of April 1, 2000 for $2,823 (less acquired cash of $70). In conjunction with the acquisition, liabilities were assumed as follows:

            Fair value of assets acquired ..............   $3,932
            Cash paid for assets acquired ..............   (2,823)
                                                           ------
                 Liabilities assumed ...................   $1,109
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

     The Company has a fiscal year consisting of 52 or 53 weeks ending on the last Saturday in February. Under this policy, fiscal 2002, fiscal 2001 and fiscal 2000 each consisted of 52 weeks.

     Cash Equivalents

     Cash equivalents consist principally of commercial paper with remaining maturities at acquisition of less than three months. Under Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments, totaling $24.3 million and $33.4 million as of February 23, 2002 and February 24, 2001, respectively, are classified as held-to-maturity securities, and as such, are stated at cost plus accrued interest, which approximates fair value.

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

     In the fourth quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires that amounts billed to customers for shipping and handling fees be classified as revenue and the related costs classified as cost of goods sold (product and delivery costs). Previously, the Company recorded shipping and handling fees as a reduction of the related expenses in the "product and delivery costs" line on the statement of operations. All periods shown have been reclassified to reflect the provisions of EITF No. 00-10.

There was no effect on net income as a result of adopting EITF No. 00-10.

     Merchandise Inventories

     Merchandise inventories are stated at the lower of average cost or market.

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

     Capitalized Software Costs

     Direct costs of purchasing and developing new software applications are capitalized and amortized over estimated useful lives of two to five years. Amortization of capitalized software costs totaled $1,043,000 in fiscal 2002, $515,000 in fiscal 2001, and $113,000 in fiscal 2000.

     Capitalized software costs are included in other assets, and amounted to $12,942,000 and $9,006,000 at February 23, 2002 and February 24, 2001,
respectively. Accumulated amortization of capitalized software costs amounted to $9,341,000 and $8,298,000 at February 23, 2002 and February 24, 2001,
respectively.

     Depreciation and Amortization

     Depreciation is recorded on the straight line method over estimated useful lives of 30 and 8 years for buildings and building improvements, respectively, and for other property, over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over 15 years, or the term of the applicable leases, whichever is shorter. The excess of the purchase price for Rue de France, Inc. over the estimated fair value of the net tangible assets acquired ($2.5 million) is being amortized over a period of twenty years. The accumulated amortization of the excess purchase price at February 23, 2002 amounted to $240,000.

     In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 141 addresses accounting for business combinations, including the elimination of pooling of interests, the recognition of intangible assets, and modifications to certain disclosure requirements. FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition. In addition, the Company will be required to conduct an annual review of goodwill for potential impairment. The adoption of FAS Nos. 141 and 142 for fiscal 2003 will not have a material impact on the Company's financial statements, since goodwill amortization for fiscal 2002 totaled $120,400.

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

     Basic and diluted earnings(loss) per share were calculated as follows (amounts in thousands):

                                                         Fiscal Years Ended
                                             -------------------------------------------
                                             February 23,    February 24,   February 26,
                                                2002            2001           2000
                                             ------------    ------------   ------------
Net income (loss)-Basic and Diluted ......    $(9,089)        $(1,378)        $ 6,289
                                              -------         -------         -------
Weighted average number of outstanding
 shares for Basic EPS ....................      8,389           8,740           9,128
Add: incremental shares from
 stock option exercises ..................       --              --                 2
                                              -------         -------         -------
Weighted average number of outstanding
 shares for Diluted EPS ..................      8,389           8,740           9,130
                                              -------         -------         -------

In fiscal 2002, 2001, and 2000, options on 1,736,000, 1,427,000, and 1,097,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

     Fair Value of Financial Instruments

     The fair value of the Company's financial instruments does not materially differ from their carrying value.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those relating to deferred catalog costs, inventory allowance, and income taxes, which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     Comprehensive Losses

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted and became effective for the Company in Fiscal 2002, requires that all derivative financial instruments be recorded on the balance sheet as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings (losses) are reclassified as earnings in the periods in which earnings are affected by the hedged item. The collar hedge contract had been designated as and was effective as a hedge through the third quarter of Fiscal 2002. In the fourth quarter, due to the bankruptcy of the counterparty, Enron North America Corporation ("Enron"), the contract was no longer deemed to be an effective hedge. The Company has recorded accumulated other comprehensive losses of $1,500,000 (net of taxes) as of February 23, 2002 related to the collar hedge contract for the period it was effective as a hedge.

     Segment and Geographic Information

     The Company operates primarily in one business segment. The Company derives all revenues from customers in the United States, and no individual customer accounted for 10% or more of revenues for any of the periods presented. Substantially all identifiable assets are located in the United States.

     Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform with the fiscal 2002 presentation.

2. INCOME TAXES

     The current income tax provision (benefit) consists of (dollars in thousands):

                                            Fiscal Years Ended
                               -------------------------------------------
                               February 23,    February 24,   February 26,
                                   2002           2001            2000
                               ------------    ------------   ------------
Current:
Federal .....................    $(3,595)        $   409        $ 3,642
State and local .............        (18)             25            356
                                 -------         -------        -------
                                  (3,613)            434          3,998
                                 -------         -------        -------
Deferred ....................       (896)            479             63
                                 -------         -------        -------
Total provision (benefit) ...    $(4,509)        $   913        $ 4,061
                                 -------         -------        -------

The exercise of non-qualified stock options and the vesting of restricted stock (see Note 10) result in a tax deduction to the Company equivalent to the taxable compensation recognized by the individuals. For accounting purposes, the tax benefit of these deductions is credited directly to additional paid-in capital. These amounts were not material for fiscal 2000.

The Company's effective income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

                                                   Fiscal Years Ended
                                          --------------------------------------
                                          February 23, February 24, February 26,
                                             2002         2001        2000
                                          ------------ ------------ ------------
Federal statutory tax rate ...............  (34.0%)       34.0%       34.0%
State income taxes, net of
  federal tax effect .....................   (1.0)         9.3         2.3
Non-deductible items .....................     .3         47.0        --
Change in valuation allowance-
 charitable contributions carryforward ...    1.3        445.7         1.9
Other, net ...............................     .2        (14.3)        1.0
                                            -----        -----        ----
                                            (33.2%)      521.7%       39.2%
                                            -----        -----        ----


The deferred tax assets and deferred tax liabilities recorded on the accompanying balance sheets are as follows (dollars in thousands):

                                            February 23, 2002            February 24, 2001
                                        ------------------------      -----------------------
                                              Deferred Tax                 Deferred Tax
                                        ------------------------      -----------------------
                                         Assets      Liabilities      Assets       Liabilities
Current:
  Catalog deferrals ............        $  --          $ 2,268        $  --           $ 2,869
  Charitable contributions .....           --             --            1,396            --
  Valuation allowance-
  charitable contributions .....           --             --           (1,232)           --
  Inventory capitalization .....          1,135           --            1,213            --
  Accrued expenses .............          1,102           --            1,507            --
  Other ........................            377             53            256               9
                                        -------        -------        -------         -------
    Total current ..............          2,614          2,321          3,140           2,878
                                        -------        -------        -------         -------

Non-current:
  Depreciation/amortization ....           --            2,340           --             2,604
  Deferred compensation ........          1,698           --            1,456            --
  Collar hedge for paper .......          1,183           --             --              --
  State net operating loss
      carryforward .............            109           --             --              --
  Other ........................            463           --              382            --
                                        -------        -------        -------         -------
    Total non-current ..........          3,453          2,340          1,838           2,604
                                        -------        -------        -------         -------
    Total ......................        $ 6,067        $ 4,661        $ 4,978         $ 5,482
                                        =======        =======        =======         =======

     The valuation allowance at February 24, 2001 related to the Company's assessment of the amount of charitable contributions carryforward that would expire unused. As of February 23, 2002, the Company's charity carryforwards have expired.

As of February 23, 2002, the Company has recorded a net deferred tax asset of $1.4 million. The ultimate realization of the Company's net deferred tax asset is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net expenses become deductible. The Company's ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company's sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income in the periods in which the net expenses become deductible. However, the Company has developed certain tax planning strategies relating to the sale and leaseback of certain of its facilities, which could be employed, if necessary, to generate taxable income in amounts sufficient enough to offset the impact of the net deductible expenses. Accordingly, the Company has not recorded a valuation allowance with respect to the net deferred tax asset as of February 23, 2002.


3. CREDIT FACILITIES

     The Company has amended its revolving credit facility. The amended credit facility provides for a credit line totaling $27 million for the Company's first and second quarters, and $32 million for the third and fourth quarters. The credit facility can be used for general corporate purposes, including working capital needs, capital expenditures, and up to $12 million of letters of credit. There is a ninety-day period in which the Company must have no amounts outstanding (except letters of credit) under the facility each year. The credit facility expires in fiscal 2006. At the Company's option, interest is payable at LIBOR plus 100 basis points, prime rate, bankers' acceptance rate plus 100 basis points, or a fixed rate. The credit facility is unsecured, and the Company is subject to various financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions.

     In fiscal 2002, 2001 and 2000, the Company incurred commitment fees on the credit facility ranging from 5 basis points on the letters of credit to 20 basis points on the available revolving credit line. The fees payable under the revised credit line range from 5 basis points on the letters of credit to 37.5 basis points on the available line.

     No amounts were outstanding under the Company's credit facilities during fiscal years 2002, 2001, and 2000 or as of February 23, 2002 or February 24, 2001 (excluding letters of credit).

     The Company had outstanding letters of credit approximating $4,443,000 and $5,534,000 as of February 23, 2002 and February 24, 2001, respectively, for the purchase of inventory in the normal course of business.


4. OTHER

     Prepayments and other current assets include prepaid catalog costs of $1,495,000 and $1,646,000 as of February 23, 2002 and February 24, 2001,
respectively. Prepayments and other current assets also include refundable income taxes of $4,162,000 and $31,200 as of February 23, 2002 and February 24, 2001, respectively.

     Trade accounts payable and accrued expenses consist of (dollars in thousands):

                                 Fiscal Years Ended
                               ----------------------------
                               February 23,    February 24,
                                  2002           2001
                               ------------    ------------
Trade accounts payable ......    $ 6,558        $ 9,049
Salaries and compensation ...      2,326          2,616
Accrued refunds .............      1,308          1,360
Restructuring charges .......        387          1,690
Other .......................      8,597          8,129
                                 -------        -------
                                 $19,176        $22,844
                                 -------        -------


5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (dollars in thousands):

                                                        Fiscal Years Ended
                                                    ---------------------------
                                                    February 23,   February 24,
                                                       2002           2001
                                                    ------------   ------------

Land and buildings .............................      $32,975        $32,884
Machinery and equipment ........................       30,284         32,685
Furniture and fixtures .........................        4,162          4,093
Leasehold improvements .........................          977          1,130
                                                      -------        -------

  Total property, plant & equipment, at cost ...       68,398         70,792
Less: accumulated depreciation & amortization ..       37,600         36,951
                                                      -------        -------
Property, plant & equipment, net ...............      $30,798        $33,841
                                                      -------        -------

6. PAPER HEDGE CONTRACT

     The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company entered into a collar hedge contract. This contract covers certain grades of paper used by the Company, among other grades, to produce its catalogs. There is a floor and ceiling on paper prices within the contract. If paper prices remain within the range of the contract, there would be no payment to either party to the contract. If paper prices exceed the established ceiling, the Company is entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company must pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract has an expiration date of August 2005.

FAS No. 133 requires that all derivative financial instruments be recorded on the balance sheet as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings (losses) are reclassified to earnings in the periods in which earnings are affected by the hedged item. The collar hedge contract had been designated as and was effective as a hedge through November 2001. During the nine months ended November 24, 2001, the ineffectiveness related to the collar hedge contract was not significant.

In view of the financial situation of Enron, the counterparty, the Company discontinued hedge accounting during the fourth quarter. As a result, amounts previously recorded in accumulated other comprehensive losses under hedge accounting of $1.736 million (net of taxes of $1.064 million) through November 24, 2001 will continue to be reclassified to earnings in the period in which earnings are affected by the paper costs. Further, any changes in the fair value of the contract subsequent to November 24, 2001, will be recorded in earnings. The fair value of the contract at February 23, 2002 was $2.820 million, which is included in other liabilities in the accompanying balance sheet. Total amounts recorded in earnings for the year ended February 23, 2002 approximated $700,000.

The Company is hedging transactions through August 2005. As of February 23, 2002, the Company estimates derivative losses of approximately $1 million (net of taxes) reported in accumulated other comprehensive losses will be reclassified to earnings within the next twelve months.

Enron has filed for bankruptcy in the fourth quarter of fiscal 2002. To date, the Company has not been entitled to receive any payments from Enron under the hedge agreement. Presently, the Company does not know what effect Enron's bankruptcy will have upon the collar hedge contract. The Company's management and legal counsel are currently exploring the status of the contract.

Hedging activity affected accumulated other comprehensive losses, net of income taxes, during the year ended February 23, 2002 as follows (dollars in thousands):

     Balance as of February 25, 2001 ..................    $  --
     Change in fair value through November 24, 2001 ...     (1,736)*
     Derivative losses transferred to earnings ........        236
                                                           -------
     Balance as of February 23, 2002 ..................    $(1,500)
                                                           -------

* Represents a non-cash charge to accumulated other comprehensive losses of $1,736 (net of taxes of $1,064) through November 24, 2001.


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

     The Company has operating lease agreements for certain computer and other equipment used in its operations, for its outlet store locations, and for its call centers, with existing lease terms ranging from fiscal 2003 through fiscal 2007, and various renewal options through fiscal 2011. Most of the store leases also provide for payment of common charges such as maintenance and real estate taxes. Ten stores require the payment of additional rent based upon a percentage of sales. Minimum rental payments required under lease agreements, including the Corporate Headquarters sublease and the Las Vegas Call Center lease, are as follows (dollars in thousands):

                 Fiscal Year
                 -----------
                    2003 ...............  $3,732
                    2004 ...............   2,677
                    2005 ...............   2,222
                    2006 ...............     652
                    2007 ...............     200
                                          ------
                                          $9,483
                                          ------

     Rent expense for fiscal 2002, 2001, and 2000 amounted to $4,969,000, $4,598,000, and $4,536,000, respectively, which included $43,000, $12,000 and
$3,000 in fiscal 2002, 2001 and 2000, respectively, for contingent rentals based upon a percentage of outlet store sales.


8. RUE DE FRANCE ACQUISITION

     As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode

Island. The Company paid a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five-year period commencing on February 27, 2000. No such payments have been required to date. The excess of the purchase price over the fair value of the tangible net assets of approximately $2.5 million is included in other assets, and was amortized on a straight-line basis over 20 years. Commencing in fiscal 2003, amortization of excess purchase price will no longer be required under FAS No.
142. Amortization in fiscal 2002 totaled $120,400. The operating results of Rue de France have been included in the Company's consolidated results of operations as of April 1, 2000.


9. EMPLOYEE BENEFIT PLANS

     The Company maintains a profit sharing plan for the benefit of all employees who meet certain minimum service requirements. The Company's profit sharing contribution is discretionary, as determined by the Board of Directors. Employees fully vest in their profit sharing account balance after seven years. The authorized profit sharing contribution for each of the fiscal years 2002, 2001, and 2000 was $500,000.

     The Company's profit sharing plan includes an employee contribution and employer matching contribution (401-k) feature. Under the 401-k feature of the plan, eligible employees may make pre-tax contributions up to 10% of their annual compensation. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%. The matching contribution is made with Company stock. Employees are 100% vested in their pre-tax contributions at all times, and become fully vested in the employer matching contribution after two years of service. The Company's matching contributions to the plan for fiscal 2002, 2001 and 2000 were $472,000, $529,000, and $479,000, respectively.

     The Company has deferred compensation agreements to provide additional retirement benefits for certain principal stockholders of the Company. The deferred compensation agreements also provide for death benefits to be paid to each party's beneficiary. The Company has purchased life insurance policies to fund, in part, the payment of these benefits. Amounts expensed in connection with these agreements were $1,143,000 in fiscal 2002, $817,000 in fiscal 2001 and $930,000 in fiscal 2000.


10. STOCK COMPENSATION PLANS

     At February 23, 2002, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its non-qualified stock options granted and for shares issued through its Employee Stock Purchase Plan. If compensation cost for the Company's non-qualified stock options issued and shares purchased through its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the requirements of Statement of Financial Accounting Standards No. 123, the Company's net income (loss) and earnings (loss) per share would have been equal to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                         February 23, February 24, February 26,
Fiscal Years Ended                           2002         2001          2000
------------------                       ------------ ------------ ------------
Net income (loss) .......  As reported     $(9,089)     $(1,378)       $ 6,289
                           Pro forma       $(9,498)     $(1,780)       $ 5,892

Basic and Diluted
  earnings (loss) .......  As reported     $ (1.08)     $ (0.16)       $  0.69
  per share .............  Pro forma       $ (1.13)     $ (0.20)       $  0.65

     The Company has a 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan, and a total of 2,275,000 shares of common stock have been reserved for issuance thereunder. The Company has granted non-qualified stock options to employees. Such options have been granted at market value, vest within three years from the date of grant and expire within ten years from the date of grant.

     The Company also has a 1997 Stock Option Plan for Non-Employee Directors, and has reserved a total of 350,000 shares of common stock for issuance thereunder. The Company has granted non-qualified stock options to its non-employee Directors both pursuant to the Plan and outside the Plan. These options are granted at market value, vest one year from the date of grant and expire within ten years from the date of grant.

     The fair value of each option grant for both plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      February 23, February 24, February 26,
Fiscal Years Ended                        2002         2001         2000
------------------                    ------------ ------------ ------------
Range of expected volatility ........ 32.4%-32.9%      31.0%        29.3%
Dividend yield ......................        3.8%       3.4%         2.3%
Range of risk-free interest rates ...  3.5%- 3.8%       4.5%         6.2%
Expected option term ................      5 yrs.     5 yrs.       5 yrs.
Forfeiture rate:
        Performance Unit Plan .......       25.0%      25.0%        25.0%
        Non-Employee Director Plan ..        6.0%       6.0%         6.0%

     A summary of the Company's stock option activity for the three years ended February 23, 2002 follows:

                                                          Fiscal Years Ended
                         -----------------------------------------------------------------------------------
                            February 23, 2002              February 24, 2001            February 26, 2000
                         --------------------------    -------------------------     -----------------------
                          Number          Weighted      Number         Weighted      Number        Weighted
                            Of             Average        Of           Average         Of           Average
                          Shares         Exer.Price     Shares        Exer.Price      Shares       Exer.Price
                         ---------       ----------    ---------      ----------    ---------      ----------
Outstanding
at beginning
of year ............     1,429,600         $13.29      1,167,501         $14.77       978,004         $14.99
Granted ............       439,000           6.96        467,500           9.79       276,500          13.86
Exercised ..........          --             --             --            --          (23,867)         13.36
Forfeited ..........      (132,350)         11.83       (205,401)         13.78       (63,136)         14.68
                         ---------                     ---------                    ---------

Outstanding
at end of year .....     1,736,250         $11.80      1,429,600         $13.29     1,167,501         $14.77
                         ---------                     ---------                    ---------

Options
exercisable
at year-end ........     1,025,168                       875,591                      822,498
                         ---------                     ---------                    ---------

Weighted-average
fair value of
options granted
during the year.....        $ 1.05                        $ 1.51                       $ 2.58
                            ------                        ------                       ------


     The following table summarizes information about stock options outstanding at February 23, 2002:

                          Options Outstanding               Options Exercisable
                 ---------------------------------------  ----------------------
                              Weighted Avg.
Range of                      Remaining      Weighted                 Weighted
Exercise         Shares       Contractual    Average     Shares       Average
Prices           Outstanding  Life           Exer.Price  Exercisable  Exer.Price
------------     -----------  -------------  ----------  -----------  ----------
 $6.92- 9.82 ....  744,250      8.7 Yrs.       $ 8.15     106,497      $ 9.73
$10.50-15.75 ....  719,000      4.3             13.46     645,671       13.44
$15.94-18.13 ....  273,000      4.1             17.37     273,000       17.39

     The Company also has an Employee Stock Purchase Plan, with a total of 200,000 shares reserved for issuance. Under the Employee Stock Purchase Plan, eligible employees can purchase shares of the Company's stock at the end of each fiscal quarter, at a price equal to 85% of the average price of the stock on the last trading day of the fiscal quarter. A maximum of $25,000 of common stock may be purchased by an eligible employee in each calendar year. Under the Plan, employees elected to purchase 15,754 shares, 17,727 shares, and 22,857 shares in fiscal 2002, 2001, and 2000, respectively.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (Dollars in thousands, except per share amounts)


                                                                    Fiscal Quarters Ended                            Year Ended
                                    ------------------------------------------------------------------------------------------------
Fiscal 2002 (1)                     May 26, 2001    August 25, 2001    November 24, 2001     February 23, 2002     February 23, 2002
Revenues ...........................  $   39,693         $   36,828            $  87,022             $  96,091        $ 259,634
Income (loss) before
  income taxes .....................      (6,295)            (5,528)               4,433                (6,207)         (13,598)
Net income (loss) ..................      (3,903)            (3,428)               2,584                (4,343)          (9,089)
Net income (loss) per ............
  common share - Basic and Diluted..  $    (0.46)        $    (0.41)           $    0.31             $   (0.52)       $   (1.08)
Market price of shares
  outstanding
-market high .......................  $     8.75         $     9.10            $    9.10             $    7.75
-market low ........................        5.60               7.01                 7.06                  6.52


                                                                     Fiscal Quarters Ended                            Year Ended
                                     -----------------------------------------------------------------------------------------------
Fiscal 2001 (1)                      May 27, 2000   August 26, 2000    November 25, 2000     February 24, 2001     February 24, 2001
Revenues ...........................  $    41,973        $   45,824            $ 104,137             $  95,159        $ 287,094
Income (loss) before
  income taxes .....................      (2,207)            (2,453)               9,097                (4,261)(2)          175 (2)
Income (loss) before
  cumulative effect ................      (1,413)            (1,570)               5,122                (2,877)(2)         (738)(2)
Cumulative effect of
  accounting change ................        (640)                                                                          (640)
Net income (loss) ..................      (2,053)            (1,570)               5,122                (2,877)(2)       (1,378)(2)
Income (loss) per common
  share before cumulative effect....  $    (0.16)        $    (0.18)           $    0.59             $   (0.33)(2)    $   (0.09)(2)
Cumulative effect per share ......    $    (0.07)                                                                     $   (0.07)
Net income (loss) per
  common share - Basic and Diluted..  $    (0.23)        $    (0.18)           $    0.59             $   (0.33)(2)    $   (0.16)(2)
Market price of shares
  outstanding
-market high .......................  $    10.63         $    11.13            $   11.25             $    9.32
-market low ........................        9.13               9.75                 8.63                  6.25

1.   All periods reflect the adoption of SAB No. 101 and EITF No. 00-10; See
     Note 1.

2.   See Note 15 - Restructuring and Other Charges

12. OTHER INCOME

     During the fourth quarter of fiscal 2000, the Company recorded a pretax gain of $665,000 ($404,000 net of taxes), which resulted from the sale of stock received from the demutualization of an insurance company and a pretax gain of $81,000 ($49,000 net of taxes) on the sale of Company-owned land.


13. STOCK REPURCHASE PROGRAMS

     The Company completed a repurchase program for one million shares of its common stock in September 1998, for a total cost of $15,228,000. On October 7, 1998, the Board of Directors authorized the Company to repurchase up to one million additional shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999 the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. As of February 23, 2002, the Company had repurchased 1,178,042 shares of its common stock under the current 1.5 million share repurchase program at a total cost of $11,435,000.


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

15. RESTRUCTURING AND OTHER CHARGES

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000), and for a restructuring plan ($1,690,000) to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy (the "Plan"). Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. Changes in the accrued balance for Plan costs during the twelve months ended February 23, 2002 were as follows (dollars in thousands):

                                 Initial            Asset
                                  Plan           Write-offs                        Balance as of
                                  Cost         & Expenditures      Adjustment    February 23,2002
                                 -------       --------------      ----------    ----------------
Severance and
 related benefits .........      $   687           ($  687)                            $  --
Write-off of leasehold
 improvements and
 equipment ................          317              (204)             (113)             --
Lease termination costs ...          686              (299)                                387
                                 -------           -------           -------           -------
                                 $ 1,690           ($1,190)          ($  113)          $   387
                                 -------           -------           -------           -------

     In the second quarter ended August 25, 2001, a $113,000 restructuring credit was recorded due to the favorable disposition of certain fixed assets.

     The Company has attempted to sublease the Las Vegas Call Center, but has been unable to do so. On April 24, 2002, the Company decided to reactivate the facility as a seasonal call center for the upcoming peak holiday selling season.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Lillian Vernon Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Lillian Vernon Corporation and its subsidiaries (the "Company") at February 23, 2002 and February 24, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 23, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 of the Notes to the Consolidated Financial Statements, as of February 27, 2000, the Company changed its method of accounting for revenue recognition as a result of the adoption of the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition".

/s/ PRICEWATERHOUSECOOPERS LLP


New York, New York
April 22, 2002

                                Index to Exhibits

Exhibit
-------

  10.1 First and Second Amendments to Lillian Vernon Corporation Profit Sharing Plan.

  10.21 Amendments Number 5 and 6 to Amended Revolving Credit Agreement.

  21    Subsidiaries

  23    Consent of PricewaterhouseCoopers LLC.