Form 10-Q
period 2002-05-25
LILLIAN VERNON CORP
filed 2002-07-03
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended May 25, 2002

                                                 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ................. to .............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__     No ____

Number of shares outstanding of each of the issuer's classes of common stock:
8,324,429 Shares of Common Stock, $.01 par value, as of July 2, 2002.

                           LILLIAN VERNON CORPORATION

                                    Form 10-Q

                                  May 25, 2002


Part I. Financial Information                                             Page #
-----------------------------                                             ------
         Item 1.
         Condensed Consolidated Balance Sheets
         as of May 25, 2002, May 26, 2001
         and February 23, 2002 (unaudited)                                     3

         Consolidated Statements of Operations
         for the quarters ended May 25,
         2002 and May 26, 2001 (unaudited)                                     4

         Consolidated Statements of Cash Flows
         for the quarters ended May 25, 2002
         and May 26, 2001 (unaudited)                                          5

         Notes to Consolidated Financial
         Statements (unaudited)                                              6-9

         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                      9-12

         Item 3.
         Quantitative and Qualitative Disclosures
         About Market Risk                                                    12

Part II. Other Information                                                    13
--------------------------

Signatures                                                                    13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     May 25,      May 26, February 23,
                              ASSETS                                   2002         2001         2002
                              ------                              ---------    ---------    ---------
Current assets:
    Cash and cash equivalents .................................   $  27,000    $  32,109    $  24,894
    Accounts receivable, net of allowances of $290, $383,
                 and $534, respectively .......................       6,643        8,507       14,956
    Merchandise inventories ...................................      24,717       31,138       26,618
    Deferred income taxes .....................................         268          599          293
    Prepayments and other current assets ......................       8,012        7,475        8,081
                                                                  ---------    ---------    ---------
                 Total current assets .........................      66,640       79,828       74,842

Property, plant and equipment, net ............................      30,458       33,368       30,798
Deferred catalog costs ........................................       5,152        6,471        6,445
Deferred income taxes .........................................       3,714         --          1,113
Other assets ..................................................       7,037        5,934        7,559
                                                                  ---------    ---------    ---------
                 Total ........................................   $ 113,001    $ 125,601    $ 120,757
                                                                  ---------    ---------    ---------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
    Trade accounts payable and accrued expenses ...............   $  15,260    $  16,497    $  19,176
    Cash overdrafts ...........................................       1,150        1,065          489
    Customer deposits .........................................       1,837        2,721        2,897
                                                                  ---------    ---------    ---------
                 Total current liabilities ....................      18,247       20,283       22,562

Deferred income taxes .........................................        --            854         --
Other liabilities .............................................       8,015        3,239        6,782
                                                                  ---------    ---------    ---------
                 Total liabilities ............................      26,262       24,376       29,344
                                                                  ---------    ---------    ---------

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
                 authorized; no shares issued and outstanding .        --           --           --
    Common stock, $.01 par value; 100,000,000 shares
                  authorized; issued - 10,389,674 shares ......         104          104          104
    Additional paid-in capital ................................      31,332       31,332       31,332
    Retained earnings .........................................      82,400       94,574       87,387
    Accumulated other comprehensive losses, net of taxes ......      (1,458)        --         (1,500)
    Treasury stock, at cost - 2,067,052 shares, 1,903,334 shares
                 and 2,088,731 shares, respectively ...........     (25,639)     (24,785)     (25,910)
                                                                  ---------    ---------    ---------
                 Total stockholders' equity ...................      86,739      101,225       91,413
                                                                  ---------    ---------    ---------
                 Total ........................................   $ 113,001    $ 125,601    $ 120,757
                                                                  ---------    ---------    ---------


                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  Fiscal  Quarters  Ended
                                                   --------------------
                                                     May 25,     May 26,
                                                       2002        2001
                                                   --------    --------

Revenues .......................................   $ 36,889    $ 39,693

Costs and expenses:
    Product and delivery costs .................     22,026      23,378
    Selling, general and administrative expenses     21,057      22,927
    Restructuring credit (Note 3) ..............       (387)       --
                                                   --------    --------
                                                     42,696      46,305
                                                   --------    --------
         Operating loss ........................     (5,807)     (6,612)
Interest income ................................        124         402
Financing expense (Note 4) .....................     (1,563)        (85)
                                                   --------    --------
         Loss before benefit from
              income taxes .....................     (7,246)     (6,295)

Provision for (benefit from) income taxes:
    Current ....................................        116      (2,144)
    Deferred ...................................     (2,507)       (248)
                                                   --------    --------
                                                     (2,391)     (2,392)

         Net loss ..............................     (4,855)     (3,903)
                                                   --------    --------

Net loss per common share - Basic and Diluted ..   $   (.58)   $   (.46)
                                                   --------    --------
Weighted average number of common shares -
Basic and Diluted ..............................      8,315       8,558
                                                   --------    --------


                 See Notes to Consolidated Financial Statements.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                           Fiscal Quarters Ended
                                                                                           --------------------
                                                                                             May 25,     May 26,
                                                                                               2002        2001
                                                                                           --------    --------
Cash flows from operating activities:
   Net loss ............................................................................   ($ 4,855)   ($ 3,903)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
        Financing expense for paper collar contract, net of amount classified as current      1,265        --
        Depreciation ...................................................................        563         642
        Amortization ...................................................................        586         218
        Decrease in accounts receivable ................................................      8,313      10,976
        Decrease in merchandise inventories ............................................      1,901         806
        (Increase) decrease in prepayments and other current assets ....................         69      (1,893)
        Decrease in deferred catalog costs .............................................      1,293       2,326
        Increase in other assets .......................................................        (21)       (492)
        Decrease in trade accounts payable and accrued expenses ........................     (3,916)     (6,347)
        Decrease in customer deposits ..................................................     (1,060)     (1,862)
        Decrease in other liabilities ..................................................        (32)        (43)
        Increase in deferred income taxes ..............................................     (2,576)       (249)
                                                                                           --------    --------
            Net cash provided by operating activities ..................................      1,530         179
                                                                                           --------    --------

Cash flows from investing activities:
   Purchases of property, plant and equipment ..........................................       (223)       (169)
                                                                                           --------    --------
            Net cash used in investing activities ......................................       (223)       (169)
                                                                                           --------    --------

Cash flows from financing activities:
   Increase (decrease) in cash overdrafts ..............................................        661        (236)
   Dividends paid ......................................................................       --          (682)
   Payments to acquire treasury stock ..................................................         (3)     (1,340)
   Reissuance of treasury stock for stock options and employee benefit plans ...........        141         177
                                                                                           --------    --------
            Net cash provided by (used in) financing activities ........................        799      (2,081)
                                                                                           --------    --------

            Net increase (decrease) in cash and cash equivalents .......................      2,106      (2,071)
                                                                                           --------    --------

Cash and cash equivalents at beginning of period .......................................     24,894      34,180
                                                                                           --------    --------
Cash and cash equivalents at end of period .............................................   $ 27,000    $ 32,109
                                                                                           --------    --------


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Income taxes ...................................................................   $    109    $    518
                                                                                           --------    --------


                 See Notes to Consolidated Financial Statements.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data as of February 23, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 23, 2002.


1.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows (in thousands):

                                          May 25,   May 26,   February 23,
                                            2002      2001        2002
                                          -------   -------     -------
     Land and buildings ...............   $33,006   $32,884     $32,975
     Machinery and equipment ..........    30,403    32,768      30,284
     Furniture and fixtures ...........     4,210     4,147       4,162
     Leasehold improvements ...........     1,002     1,162         977
                                          -------   -------     -------
       Total property, plant &
         equipment, at cost ...........    68,621    70,961      68,398

       Less:  accumulated depreciation
              and amortization ........    38,163    37,593      37,600
                                          -------   -------     -------
     Property, plant and equipment, net   $30,458   $33,368     $30,798
                                          -------   -------     -------

2.   LOSS PER SHARE

     Basic and diluted loss per share was calculated as follows (amounts in thousands):

                                               Fiscal Quarter Ended
                                            --------------------------
                                            May 25, 2002  May 26, 2001
                                            ------------  ------------
           Net loss - Basic and Diluted ...   ($4,855)      ($3,903)
           Weighted average shares for
           Basic and Diluted EPS ..........     8,315         8,558

     For the fiscal periods ended May 25, 2002 and May 26, 2001, options on 1,748,000 and 1,797,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

3.   RESTRUCTURING AND OTHER CHARGES (CREDITS)

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000), and for a restructuring plan ($1,690,000) to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy ("the Plan"). Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. Changes in the accrued balance for Plan costs through May 25, 2002 were as follows (dollars in thousands):


                                 Initial
                                  Plan     Asset Write-offs               Balance as of
                                  Cost     & Expenditures    Adjustments   May 25, 2002
                                 -------   ----------------  -----------  -------------
Severance and related benefits   $   687      ($  687)              --          $ --
Write-off of leasehold
   improvements and equipment        317         (204)         ($  113)           --
Lease termination costs ......       686         (299)            (387)           --
                                 -------      -------          -------          ----
                                 $ 1,690      ($1,190)         ($  500)         $ --

     In the second quarter ended August 25, 2001, a $113,000 restructuring credit was recorded due to the favorable disposition of certain fixed assets.

     The Company has attempted to sublease the Las Vegas Call Center, but has been unable to do so. On April 24, 2002, the Company decided to reactivate the facility as a seasonal call center for the upcoming peak holiday selling season. As a result of this decision, the remaining accrual of $387,000 for the lease termination costs for this facility was reversed in the first quarter of fiscal 2003.

4.   PAPER HEDGE CONTRACT

     The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk the Company entered into a collar hedge contract in 1999.

This contract covers certain grades of paper used by the Company to produce its catalogs. There is a floor and ceiling on paper prices within the contract. If paper prices remain within the range of the contract, there would be no payment to either party to the contract. If paper prices exceed the established ceiling the Company is entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor the Company must pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract has an expiration date of August 2005.

     Financial Accounting Standard ("FAS") No. 133 requires that all derivative financial instruments be recorded on the balance sheet as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings (losses) are reclassified to earnings in the periods in which earnings are affected by the hedged item. The collar hedge contract had been designated as and was effective as a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the collar hedge contract was not significant.

     In view of the financial situation of Enron North America Corporation ("Enron"), the counterparty, the Company discontinued hedge accounting during the fourth quarter of fiscal 2002. As a result, amounts previously recorded in Accumulated Other Comprehensive Losses under hedge accounting of $1,736,000 (net of taxes of $1,064,000) through November 24, 2001 will continue to be reclassified to earnings as a component of selling, general and administrative expenses in the period in which earnings are affected by the paper costs. Further, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. The change in the fair market value of the contract for the first quarter of fiscal 2003 was $1,495,000. The fair value of the contract at May 25, 2002 was $ 4,085,000, which is included in other liabilities in the accompanying balance sheet. Total amounts expensed for the first quarter of fiscal 2003 approximated $1,850,000 on a pre-tax basis.

     Enron filed for bankruptcy in the fourth quarter of fiscal 2002. To date, the Company has not been entitled to receive any payments from Enron under the paper price collar agreement. Although the Company does not know what effect Enron's bankruptcy will ultimately have upon the paper price collar contract, amounts recorded on the accompanying balance sheet are appropriate with respect to management's current estimate of the liability. The Company's management and legal counsel are currently exploring the status of the contract.

     Hedging activity affected Accumulated Other Comprehensive Losses, net of income taxes, during the quarter ended May 25, 2002 as follows (dollars in thousands):

           Balance as of February 23, 2002 ...................   $1,500
           Derivative losses transferred to earnings .........      (42)
                                                                 ------
           Balance as of May 25, 2002 ........................   $1,458

5.   RECENT ACCOUNTING STANDARD


     Effective February 24, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition and requires an annual review of goodwill for potential impairment. The adoption of FAS No. 142 for fiscal 2003 does not have a material impact on the Company's financial statements. Goodwill amortization included in the net loss for the quarter ended May 26, 2001 was not material.


ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
Quarter Ended May 25, 2002

     The net loss for the first quarter of fiscal 2003 was ($4.9) million, or ($.58) per share, compared to ($3.9) million, or ($.46) per share for the same period last year. The net loss for the first quarter of fiscal 2003 included a financing charge of $1.0 million after taxes, ($.12 per share) to record the change in the fair market value of the Company's paper price collar contract. Exclusive of this charge, loss per share was equivalent to the comparable period last year. The Company's business is seasonal. Net losses are generally incurred during the first and second fiscal quarters.

     Revenues for the quarter ended May 25, 2002 decreased 7.1% to $36.9 million compared to $39.7 million last year, primarily due to a planned reduction of approximately 16% in the number of catalogs mailed during the quarter. Specifically, the Company's Neat Ideas catalog was consolidated into its other catalogs and the Sales and Bargains catalog was not mailed in the current quarter. Revenue per catalog increased by 13.3% compared to the same period last year due to more targeted circulation, positive customer response to new product offerings and value priced merchandise. Internet orders represented approximately 19% of the Company's total orders processed in the first quarter of fiscal 2003, compared to approximately 10% in the first quarter last year.

     Product and delivery costs of $22.0 million in the first quarter of fiscal 2003 decreased 5.8% from $23.4 million for the comparable period last year, principally because of a decline in the volume of orders processed as a result of the planned circulation reduction. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, personalizing, and filling orders for the Company's customers. There was an increase in the Company's product gross profit margin in the current quarter, (67.4% vs. 67.1% in the comparable quarter of the prior year) principally due to the cancellation of the Sales and Bargains catalog which features discounted merchandise. However, this was offset by higher order fulfillment costs. Specifically, personalization costs increased approximately 28% from the comparable period last year due to an increase in the number of personalized items sold. In the current quarter personalized products represented 26% of products sold vs. 22% in the comparable prior years' quarter. In addition, the fixed costs of the Company's National Distribution Center comprised a higher percentage of the reduced sales volume in the current fiscal quarter.

     Selling, general and administrative (SG&A) expenses were $21.1 million in the first quarter of fiscal 2003 compared to $22.9 million in the first quarter of fiscal 2002, a decrease of $1.9 million or 8.2%. The cost of producing, printing, and mailing the Company's catalogs represents the single largest component of SG&A expenses. These costs declined principally because of a decrease in the number of catalogs and total pages circulated in the current quarter as well as a 14% decline in the cost of paper per million pages circulated. As a percentage of revenue, SG&A expenses decreased from 57.8% in the first quarter of fiscal 2002 to 57.1% in the first quarter of fiscal 2003 primarily because of a positive customer response to the Company's offerings which caused an increase in revenue per catalog. Partially offsetting the favorable trend in catalog costs, SG&A expenses reflect higher software amortization costs related to the Company's enhanced website which was launched last Fall. These costs are being amortized over a 24 month period.

     The restructuring credit of $.4 million in the first quarter of fiscal 2003 represents a reversal of an accrual that was previously recorded for lease termination costs for the Las Vegas Call Center. The Company attempted to sublease the facility but has been unable to do so. During the first quarter of fiscal 2003, the Company decided to reactivate the facility as a seasonal call center for the upcoming peak holiday selling season.

     Interest income for the first quarter of fiscal 2003 was $.1 million compared to $.4 million for the first quarter of fiscal 2002. The decrease was due primarily to lower interest rates on the Company's cash investments.

     Financing expense for the first quarter of fiscal 2003 was $1.6 million compared to $.1 million for the first quarter of fiscal 2002. The current quarter includes a financing charge of $1.5 million to record the change in the fair value of the Company's paper price collar contract. The Company cannot predict what effect changes in paper prices will have on its earnings for the balance of fiscal 2003.

     The Company's effective tax benefit rate in the first quarter of fiscal 2003 was 33%, compared to 38% for the first quarter of fiscal 2002. The lower effective tax benefit rate, principally relating to state and local taxes, reflects the Company's estimated full year effective tax benefit for fiscal 2003.

Financial Condition

     The Company's balance sheet and liquidity remain strong. Cash and cash equivalents were $27.0 million as of May 25, 2002. The current ratio was 3.7:1 as of May 25, 2002, compared to 3.9:1 as of May 26, 2001. The reduction in the current ratio was due principally to lower accounts receivable and inventory as of May 25, 2002 compared to the same period last year. The Company's working capital needs were met with funds on hand and generated from operations.

     The Company generated $1.5 million of cash from operating activities for the current quarter, compared to $.2 million in the first quarter last year. The increase was due principally to reduced funds needed for trade accounts payable and accrued expenses. Although the Company had a greater net loss in the current fiscal quarter, the increase was largely attributable to a non-cash financing charge of $1.5 million ($1.0 million after taxes) which did not negatively affect cash in the current quarter. Inventory at the end of the first quarter of fiscal 2003 decreased by $6.4 million or 20.6% as compared to the first quarter of fiscal 2002, reflecting the Company's successful efforts to reduce inventory levels and enhance cash flow.

     Capital spending of $.2 million for the three months ended May 25, 2002 was the same as the comparable period last year. These expenditures were made principally to upgrade the Company's computer equipment and distribution machinery and equipment. For the remainder of fiscal 2003, the Company is not planning any major capital projects and will continue to implement tight controls on capital expenditures and make commitments for items that have a positive return on investment.

     The Company generated $.1 million of cash from the issuance of common stock through its employee benefit plans during the first quarter ended May 25, 2002, as compared to $.2 million for the same period last year. At its February 28, 2002 meeting, the Board of Directors voted to discontinue the regular quarterly cash dividend to conserve cash for reinvestment in the business. The Company will evaluate its dividend policy on an ongoing basis in view of its earnings, financial position, capital requirements, and other relevant factors.

     As of May 25, 2002, the Company had repurchased 1,178,442 shares at a total cost of approximately $11.4 million under its current 1.5 million share open market stock repurchase program, which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999.

Recent Accounting Standard

     Effective February 24, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition and requires an annual review of goodwill for potential impairment. The adoption of FAS No. 142 for fiscal 2003 does not have a material impact on the Company's financial statements. Goodwill amortization included in the net loss for the quarter ended May 26, 2001 was not material.

Forward Looking Statements

     Except for historical information contained herein, statements included in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations, revenues, cash flows and/or level of business. Such statements represent the Company's current expectations only and are subject to certain risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected. Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and from the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, including possible disruptions caused by the current global situation, and possible future increases in operating costs including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 23, 2002.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company entered into a collar hedge contract in 1999. This contract covers certain grades of paper used by the Company to produce its catalogs. There is a floor and ceiling on paper prices within the contract. If paper prices remain within the range of the contract there would be no payment to either party to the contract. If paper prices exceed the established ceiling the Company is entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fall below the established floor, the Company must pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract has an expiration date of August 2005.

    The paper price collar contract had been designated as, and was effective as, a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the paper price collar contract was not significant. Enron filed for bankruptcy in the fourth quarter of fiscal 2002. In view of Enron's financial situation the Company discontinued hedge accounting during the fourth quarter of fiscal 2002. As a result, amounts previously recorded in Accumulated Other Comprehensive Losses under hedge accounting of $1,736,000 (net of taxes of $1,064,000 ) through November 24, 2001 will continue to be reclassified to earnings as a component of selling, general and administrative expenses in the period in which earnings are affected by the paper costs. Such amount is expected to be approximately $1 million of expense (net of taxes) for fiscal 2003. Further, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. The fair value of the contract at May 25, 2002 was $4,085,000, which is included in other liabilities in the accompanying balance sheet. Total amounts expensed for the first quarter of fiscal 2003 approximated $1,850,000. Changes in future paper prices will result in changes in the fair market value of the contract. The Company cannot predict what, if any, financing expenses under the contract may be incurred for the balance of fiscal 2003.

    To date, the Company has not been entitled to receive any payments from Enron under the paper price collar agreement. Although the Company does not know what effect Enron's bankruptcy will ultimately have upon the paper price collar contract, amounts recorded on the accompanying balance sheet are appropriate with respect to management's current estimate of the liability. The Company's management and legal counsel are currently exploring the status of the contract.

PART II.    OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No. 10.21 - Seventh Amendment to the Amended Revolving Credit Agreement,
                    Letter of Credit and Bankers Acceptance facility dated as of August 19, 1996 among Lillian Vernon Corporation as Borrower, Lillian Vernon Fullfillment Services, Inc., LVC Retail Corporation and Lillian Vernon International Ltd. as Guarantors, the Banks named therein and the J.P. Morgan Chase Bank as agent.

 Reports on Form 8-K:  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   Lillian Vernon Corporation



Date: July 3, 2002                                  By: /s/ RICHARD P. RANDALL
                                                        ------------------------
                                                        Richard P. Randall
                                                        Executive Vice President
                                                        Chief Operating Officer/
                                                        Chief Financial Officer