Form 10-Q
period 2002-08-24
LILLIAN VERNON CORP
filed 2002-10-04
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended August 24, 2002
                  ----------------------------------------------

                                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ............. to ..............

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares outstanding of each of the issuer's classes of common stock:
8,334,445 Shares of Common Stock, $.01 par value, as of October 4, 2002.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                 August 24, 2002


Part I. Financial Information                                             Page #
-----------------------------                                             ------
         Item 1.
         Condensed Consolidated Balance Sheets
         as of August 24, 2002, August 25, 2001
         and February 23, 2002 (unaudited) .............................     3

         Consolidated Statements of Operations
         for the quarters and six months ended August 24,
         2002 and August 25, 2001 (unaudited) ..........................     4

         Consolidated Statements of Cash Flows
         for the quarters and six months ended August 24,
         2002 and August 25, 2001 (unaudited) ..........................     5

         Notes to Consolidated Financial
         Statements (unaudited) ........................................   6-9

         Item 2.
         Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations .................................................  9-13

         Item 3.
         Quantitative and Qualitative Disclosures
         About Market Risk .............................................    14

Part II. Other Information .............................................    15
--------------------------

Signatures .............................................................    15

Officers' Certifications ............................................... 16-17

Sarbanes-Oxley Act Section 906 Certification ...........................    18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 AUGUST 24,   AUGUST 25,   FEBRUARY 23,
                          ASSETS                                      2002         2001           2002
                          ------                                 ---------    ---------    -----------
Current assets:
  Cash and cash equivalents ..................................   $  13,752    $  11,493      $  24,894
  Accounts receivable, net of allowances of $294, $281,
    and $534, respectively ...................................       8,383        8,777         14,956
  Merchandise inventories ....................................      35,602       45,670         26,618
  Deferred income taxes ......................................        --           --              293
  Prepayments and other current assets .......................       9,777       12,416          8,081
                                                                 ---------    ---------      ---------
      Total current assets ...................................      67,514       78,356         74,842

Property, plant and equipment, net ...........................      30,288       33,031         30,798
Deferred catalog costs .......................................      10,553        9,536          6,445
Deferred income taxes ........................................       8,853         --            1,113
Other assets .................................................       6,493        7,108          7,559
                                                                 ---------    ---------      ---------
      Total ..................................................   $ 123,701    $ 128,031      $ 120,757
                                                                 ---------    ---------      ---------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         -----------------------------------

Current liabilities:
  Trade accounts payable and accrued expenses ................   $  24,236    $  22,949      $  19,176
  Cash overdrafts ............................................       4,728          171            489
  Customer deposits ..........................................       3,550        4,387          2,897
  Deferred income taxes ......................................       1,653          437           --
                                                                 ---------    ---------      ---------
      Total current liabilities ..............................      34,167       27,944         22,562

Deferred income taxes ........................................        --            768           --
Other liabilities ............................................       8,303        4,046          6,782
                                                                 ---------    ---------      ---------
      Total liabilities ......................................      42,470       32,758         29,344
                                                                 ---------    ---------      ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; no shares issued and outstanding .............        --           --             --
  Common stock, $.01 par value; 100,000,000 shares
    authorized; issued - 10,386,324 shares, 10,389,674 shares
    and 10,389,674 shares, respectively ......................         104          104            104
  Additional paid-in capital .................................      31,332       31,332         31,332
  Retained earnings ..........................................      76,230       90,329         87,387
  Accumulated other comprehensive losses, net of taxes .......      (1,008)        (527)        (1,500)
  Treasury stock, at cost -2,053,273 shares, 2,072,775 shares
    and 2,088,731 shares, respectively .......................     (25,427)     (25,965)       (25,910)
                                                                 ---------    ---------      ---------
      Total stockholders' equity .............................      81,231       95,273         91,413
                                                                 ---------    ---------      ---------
      Total ..................................................   $ 123,701    $ 128,031      $ 120,757
                                                                 ---------    ---------      ---------



                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 SECOND QUARTER ENDED     SIX MONTHS ENDED
                                                ----------------------  ---------------------
                                                AUGUST 24,  AUGUST 25,  AUGUST 24,  AUGUST 25,
                                                     2002        2001        2002        2001
                                                ---------   ---------   ---------   ---------
Revenues .....................................   $ 36,056    $ 36,828    $ 72,945    $ 76,521

Costs and expenses:
  Product and delivery costs .................     24,438      23,191      46,465      46,569
  Selling, general and administrative expenses     19,659      19,398      40,714      42,326
  Restructuring credit (Note 3) ..............       --          (113)       (387)       (113)
                                                 --------    --------    --------    --------
                                                   44,097      42,476      86,792      88,782
                                                 --------    --------    --------    --------
    Operating loss ...........................     (8,041)     (5,648)    (13,847)    (12,261)
Interest income ..............................         20         191         144         593
Financing expense (Note 4) ...................     (1,504)        (71)     (3,067)       (156)
                                                 --------    --------    --------    --------
    Loss before benefit from
      income taxes ...........................     (9,525)     (5,528)    (16,770)    (11,824)

Provision for (benefit from) income taxes:
    Current ..................................         21      (3,058)        137      (5,202)
    Deferred .................................     (3,466)        958      (5,973)        709
                                                 --------    --------    --------    --------
                                                   (3,445)     (2,100)     (5,836)     (4,493)
                                                 --------    --------    --------    --------

       Net loss ..............................     (6,080)     (3,428)    (10,934)     (7,331)
                                                 --------    --------    --------    --------


Net loss per common share - Basic and Diluted    $   (.73)   $   (.41)   $  (1.31)   $   (.87)
                                                 --------    --------    --------    --------

Weighted average number of common shares -
Basic and Diluted ............................      8,334       8,376       8,324       8,467
                                                 --------    --------    --------    --------



                 See Notes to Consolidated Financial Statements.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                SIX MONTHS ENDED
                                                                             ---------------------
                                                                             AUGUST 24,  AUGUST 25,
                                                                                  2002        2001
                                                                             ---------   ---------
Cash flows from operating activities:
  Net loss ................................................................   ($10,934)   ($ 7,331)
  Adjustments to reconcile net loss to net cash provided by
  (used in ) operating activities:
    Financing expense for paper collar contract ...........................      2,932        --
    Depreciation ..........................................................      1,109       1,260
    Amortization ..........................................................      1,582         456
    Decrease in accounts receivable .......................................      6,573      10,706
    Increase in merchandise inventories ...................................     (8,984)    (13,726)
    Increase in prepayments and other current assets ......................     (1,696)     (6,834)
    Increase in deferred catalog costs ....................................     (4,108)       (739)
    Increase in other assets ..............................................        (23)     (1,904)
    Increase in trade accounts payable and accrued expenses ...............      3,710         291
    Increase (decrease) in customer deposits ..............................        653        (196)
    Decrease in other liabilities .........................................        (61)        (86)
    (Increase) decrease in deferred income taxes ..........................     (5,794)      1,024
                                                                              --------    --------
        Net cash used in operating activities .............................    (15,041)    (17,079)
                                                                              --------    --------

Cash flows from investing activities:
  Purchases of property, plant and equipment ..............................       (599)       (635)
                                                                              --------    --------
                       Net cash used in investing activities ..............       (599)       (635)
                                                                              --------    --------

Cash flows from financing activities:
  Increase (decrease) in cash overdrafts ..................................      4,239      (1,130)
  Dividends paid ..........................................................       --        (1,348)
  Payments to acquire treasury stock ......................................         (3)     (2,835)
  Reissuance of treasury stock for stock options and employee benefit plans        262         340
                                                                              --------    --------
      Net cash provided by (used in) financing activities .................      4,498      (4,973)
                                                                              --------    --------

      Net decrease in cash and cash equivalents ...........................    (11,142)    (22,687)
                                                                              --------    --------

Cash and cash equivalents at beginning of period ..........................     24,894      34,180
                                                                              --------    --------
Cash and cash equivalents at end of period ................................   $ 13,752    $ 11,493
                                                                              --------    --------


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes ..........................................................   $    109    $    518
                                                                              --------    --------



For the six months ended August 25, 2001, accounting for the Company's paper hedge contract resulted in a non-cash charge of $527 (net of tax of $323) to accumulated other comprehensive loss and a liability of $850. See Note 4.


                 See Notes to Consolidated Financial Statements.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed balance sheet data as of February 23, 2002 was derived from audited financial statements, but does not include all Notes to Financial Statements and Statements of Stockholders Equity required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 23, 2002.


1. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is summarized as follows (in thousands):

                                     August 24,  August 25,  February 23,
                                           2002        2001          2002
                                      ---------   ---------   -----------

   Land and buildings ...............   $33,023     $32,946       $32,975
   Machinery and equipment ..........    30,732      32,910        30,284
   Furniture and fixtures ...........     4,239       4,241         4,162
   Leasehold improvements ...........     1,002       1,021           977
                                        -------     -------       -------
     Total property, plant &
       equipment, at cost ...........    68,996      71,118        68,398

     Less:  accumulated depreciation
            and amortization ........    38,708      38,087        37,600
                                        -------     -------       -------
   Property, plant and equipment, net   $30,288     $33,031       $30,798
                                        -------     -------       -------

2. LOSS PER SHARE

     Basic and diluted loss per share was calculated as follows (amounts in thousands):

                                  Second Quarter Ended      Six Months Ended
                                  --------------------    --------------------
                                 August 24,  August 25,  August 24,   August 25,
                                    2002        2001        2002        2001
                                  --------    --------    --------    --------
Net loss - Basic and Diluted ...  ($ 6,080)   ($ 3,428)   ($10,934)   ($ 7,331)

Weighted average shares for
      Basic and Diluted EPS ....     8,334       8,376       8,324       8,467

     For the quarters and six month periods ended August 24, 2002 and August 25, 2001, options on 2,232,000 and 1,759,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

3.  RESTRUCTURING AND OTHER CHARGES (CREDITS)

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000), and for a restructuring plan ($1,690,000) to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy ("the Plan"). Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. Changes in the accrued balance for Plan costs through August 24, 2002 were as follows (dollars in thousands):


                                 Initial
                                   Plan   Asset Write-offs                 Balance as of
                                   Cost    & Expenditures   Adjustments   August 24, 2002
                                 -------  ----------------  -----------   ---------------
Severance and related benefits   $   687      ($  687)           --            $ --
Write-off of leasehold
   improvements and equipment        317         (204)        ($  113)           --
Lease termination costs ......       686         (299)           (387)           --
                                 -------      -------         -------          -----
                                 $ 1,690      ($1,190)        ($  500)         $ --


     In the prior year's second quarter (ended August 25, 2001), a $113,000 restructuring credit was recorded due to the favorable disposition of certain fixed assets.

     On April 24, 2002, the Company decided to reactivate the Las Vegas Call Center as a seasonal call center for the upcoming peak holiday selling season. As a result of this decision, the remaining accrual of $387,000 for the lease termination costs for this facility was reversed in the first quarter of fiscal 2003.

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

     Financial Accounting Standard ("FAS") No. 133 requires that all derivative financial instruments be recorded on the balance sheet as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings (losses) are reclassified to earnings in the periods in which earnings are affected by the hedged item. The collar hedge contract had been designated, and was effective, as a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the collar hedge contract was not significant.

     In view of the financial situation of Enron North America Corporation ("Enron"), the counterparty, the Company discontinued hedge accounting during the fourth quarter of fiscal 2002. As a result, amounts previously recorded in Accumulated Other Comprehensive Losses under hedge accounting of $1,736,000 (net of taxes of $1,064,000) through November 24, 2001 will continue to be reclassified to earnings as a component of selling, general and administrative expenses in the period in which earnings are affected by the paper costs. Further, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. The fair value of the contract at August 24, 2002 was $4,403,000, which is included in other liabilities in the accompanying balance sheet. Total amounts expensed for the second quarter and the first half of fiscal 2003 approximated $1,852,000 and $3,702,000, respectively, on a pre-tax basis, which includes $1,438,000 and $2,932,000, respectively, in financing expense for the change in the fair market value of the contract and $414,000 and $769,000 respectively, of catalog expense included in selling, general and administrative expenses.

     Enron filed for bankruptcy in the Company's fourth quarter of fiscal 2002. To date, the Company has not been entitled to receive any payments from Enron under the paper price collar agreement. Although the Company does not know what effect Enron's bankruptcy will ultimately have upon the paper price collar contract, amounts recorded on the accompanying balance sheet are appropriate with respect to management's current estimate of the liability. The Company's management and legal counsel are currently exploring the status of the contract.

     Hedging activity affected Accumulated Other Comprehensive Losses, net of income taxes, during the second quarter and the six months ended August 24, 2002 as follows (dollars in thousands):

     Balance as of February 23, 2002 .......................   $1,500
     Derivative losses transferred to earnings:
              Quarter ended May 25, 2002 ...................      (42)
              Quarter ended August 24, 2002 ................     (450)
                                                               ------
     Balance as of August 24, 2002 .........................   $1,008

5.   RECENTLY ADOPTED ACCOUNTING STANDARD

     Effective February 24, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition and requires an annual review of goodwill for potential impairment. The adoption of FAS No. 142 for fiscal 2003 does not have a material impact on the Company's financial statements. Goodwill amortization included in the net loss for the six months ended August 25, 2001 was not material.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended August 24, 2002

     The net loss for the second quarter of fiscal 2003 was ($6.1) million, or ($.73) per share, compared to ($3.4) million, or ($.41) per share for the same period last year. The increase in the net loss for the second quarter of fiscal 2003 was due to several operating factors including a postal rate increase in July 2002. The Company also implemented a new program which will reward the National Distribution Center employees for increased efficiency. While initial costs associated with the implementation of this pay-for-performance program of approximately $.6 million after taxes ($.08 per share) were recognized in the second quarter, the majority of savings to be derived from the program this year are expected to be recognized in the Company's peak season, during the second half of the fiscal year. The second quarter results also included an additional financing charge of $.9 million after taxes, ($.11 per share) to record the change in the fair market value of the Company's paper price collar contract. Exclusive of these two charges, the net loss per share would have been ($.54) for the second quarter of fiscal 2003. The Company's business is seasonal. Net losses are generally incurred during the first and second fiscal quarters.

     Revenues for the quarter ended August 24, 2002 decreased 2.1% to $36.1 million compared to $36.8 million last year, primarily due to a reduction of approximately 2.5% in the number of catalogs circulated during the quarter. While the total number of orders processed for the quarter increased 1.6% over the same period last year,

Internet orders rose by 76% compared to last year, and represented approximately 19% of the Company's total orders processed in the second quarter of fiscal 2003, compared to approximately 10% in the second quarter last year. Average revenue per order declined by 3.1%, which resulted in average revenue per catalog being comparable to the same period last year.

     Product and delivery costs of $24.4 million in the second quarter of fiscal 2003 increased 5.4% from $23.2 million for the comparable period last year. Product and delivery costs include the cost of merchandise sold, and the cost of receiving, personalizing, and filling orders for the Company's customers. As a percentage of revenue, product and delivery costs increased from 63.0% in the second quarter of fiscal 2002 to 67.8% in the second quarter of fiscal 2003. The increase in product and delivery costs was principally because of the new pay-for-performance program implemented by the Company. While $1 million (pretax) of costs associated with the implementation of this pay-for-performance program were recognized in the second quarter, the majority of the savings to be derived from the program this year, are expected to be recognized in the Company's peak season, during the second half of the fiscal year. In addition, the increase was due to higher fulfillment labor costs, which rose principally because of a 19% increase in the number of personalized items sold. Higher lease costs were incurred to reactivate the Las Vegas Call Center for the upcoming peak holiday season. Such lease costs were accrued by the Company at the end of fiscal 2001 as part of a restructuring accrual, and therefore were not expensed during the second quarter of fiscal 2002. A portion of the restructuring accrual which related to lease costs was subsequently reversed in the first quarter of fiscal 2003 and recorded in the restructuring credit line on the Statement of Operations.

     Selling, general and administrative (SG&A) expenses were $19.7 million in the second quarter of fiscal 2003 compared to $19.4 million in the second quarter of fiscal 2002, an increase of $.3 million or 1.3%. As a percentage of revenue, SG&A expenses increased from 52.7% in the second quarter of fiscal 2002 to 54.5% in the second quarter of fiscal 2003. SG&A expenses rose principally because of higher software amortization related to the Company's enhanced website which was launched last fall. This was partially offset by a reduction in the cost of producing, printing, and mailing the Company's catalogs, which decreased principally because of lower circulation.

     Interest income for the second quarter of fiscal 2003 declined by $.2 million compared to the second quarter of fiscal 2002. The decrease was due primarily to lower interest rates on the Company's cash investments.

     Financing expense for the second quarter of fiscal 2003 was $1.5 million compared to $.1 million for the second quarter of fiscal 2002. The current quarter includes a financing charge of $1.4 million to record the change in the fair value of the Company's paper price collar contract. The Company cannot predict what effect changes in paper prices will have on its earnings for the balance of Fiscal 2003 or beyond.

     The Company's effective tax benefit rate in the second quarter of fiscal 2003 was 36.2%, compared to 38% for the second quarter of fiscal 2002. The lower effective tax benefit rate, principally relating to state and local taxes, reflects the Company's estimated full year effective tax benefit for fiscal 2003.

Results of Operations
Six Months Ended August 24, 2002

     The net loss for the six months ended August 24, 2002 was ($10.9) million, or ($1.31) per share, compared to ($7.3) million, or ($.87) per share for the same period last year. The net loss for the first six months of fiscal 2003 included financing charges of $1.9 million after taxes, ($.23) per share, to record the change in the fair market value of the Company's paper price collar contract and a charge of $.7 million after taxes, ($.09) per share, for the implementation of the pay-for-performance program. Exclusive of these two charges, the net loss per share for the first half of fiscal 2003 would have been ($.99).

     Revenues for the six months ended August 24, 2002 decreased 4.7% to $72.9 million compared to $76.5 million last year, primarily due to a planned reduction of approximately 10% in the number of catalogs circulated during the six months ended August 24, 2002. Specifically, the Company's Neat Ideas catalog was consolidated into its other catalogs and the Sales and Bargains catalog was not mailed in the first quarter. Revenue per catalog increased by 7.6% compared to the same period last year due to more targeted circulation, positive customer response to new product offerings and value priced merchandise. While the total number of orders received for the six month period was comparable to last year, Internet orders rose 70% compared to the same period last year and represented approximately 18% of the Company's total orders, compared to approximately 11% for the six month period last year.

     Product and delivery costs of $46.5 million for the six months ended August 24, 2002 decreased 0.2% from $46.6 million for the comparable period last year, principally because of a decline in the volume of orders processed as a result of the planned circulation reduction. As a percentage of revenue, product and delivery costs increased from 60.9% in the six months ended August 25, 2001 to 63.7% for the six months ended August 24, 2002. The increase as a percentage of revenue occurred principally as a result of $1.1 million of costs to implement the pay-for-performance program, higher labor costs due to an increase in the number of personalized items sold, and higher postage costs.

     Selling, general and administrative (SG&A) expenses were $40.7 million for the six months ended August 24, 2002 compared to $42.3 million for the same period last year, a decrease of $1.6 million or 3.8%. These costs declined principally because of a decrease in the number of catalogs and total pages circulated for the six months of fiscal 2003 as well as a decline in the cost of paper. As a percentage of revenue, SG&A expenses increased to 55.8% for the six months ended August 24, 2002 compared to 55.3% for the same period last year primarily because of higher software amortization costs associated with the Company's enhanced website, and the effect of relatively fixed costs on reduced sales volume.

     The restructuring credit of $.4 million for the six months ended August 24, 2002 represents a reversal of an accrual that was previously recorded for lease termination costs for the Las Vegas Call Center. During the first quarter of fiscal 2003, the Company decided to reactivate the facility as a seasonal call center for the upcoming peak holiday selling season.

     Interest income for the six months ended August 24, 2002 was $.1 million compared to $.6 million for the same period of the prior year. The decrease was due primarily to lower interest rates on the Company's cash investments.

     Financing expense for the six months ended August 24, 2002 was $3.1 million compared to $.2 million for the same period last year. The six months ended August 24, 2002 results include a financing charge of $2.9 million to record the change in the fair value of the Company's paper price collar contract. The Company cannot predict what effect changes in paper prices will have on its earnings for the balance of fiscal 2003 or beyond.

     The effective tax benefit rate for the six months ended August 24, 2002 was 34.8%, compared to 38% for the same period of the prior year. The lower effective tax benefit rate, principally relating to state and local taxes, reflects the Company's estimated full year effective tax benefit for fiscal 2003.

Financial Condition

     The Company's balance sheet and liquidity remain strong. Cash and cash equivalents were $13.8 million as of August 24, 2002. The current ratio was 2.0:1 as of August 24, 2002, compared to 2.8:1 as of August 25, 2001. The reduction in the current ratio was due principally to lower inventory and prepayments and other current assets as of August 24, 2002 compared to the same period last year. Specifically, the income tax benefit for the six month period last year resulted in a current income tax receivable, compared to a long-term deferred tax benefit for the six months this year. In addition, other long-term liabilities of $8.3 million as of August 24, 2002 were $4.3 million higher than the comparable period last year principally as a result of the change in the fair market value of the Company's paper price collar contract. The Company has neither borrowed money in the current six month period nor in the same period of the prior year, and its working capital needs were met with funds on hand and generated from operations.

     The Company's second quarter is traditionally a period of cash consumption in preparation for the peak selling season. The Company builds up its inventory and prepays substantial catalog costs during this period. The Company's use of funds for operating activities for the six months ended August 24, 2002 was $2.0 million less than the same period last year, principally because of lower inventory purchases. Inventory levels were $10.1 million, or 22.0% lower this year as compared to the same period last year, reflecting the Company's successful efforts to reduce inventory levels and enhance cash flow.

     Capital spending of $.6 million for the six months ended August 24, 2002 was the same as the comparable period last year. These expenditures were made principally to upgrade the Company's computer equipment and distribution machinery equipment.

For the remainder of fiscal 2003, the Company is not planning any major capital projects and will continue to implement tight controls on capital expenditures and make commitments for items that have a positive return on investment.

     The Company generated $.3 million of cash from the issuance of common stock through its employee benefit plans during the six months ended August 24, 2002, the same amount as last year.

     At its February 28, 2002 meeting, the Board of Directors voted to discontinue the regular quarterly cash dividend to conserve cash for reinvestment in the business. The Company will evaluate its dividend policy on an ongoing basis in view of its earnings, financial position, capital requirements, and other relevant factors.

     As of August 24, 2002, the Company had repurchased 1,178,442 shares at a total cost of approximately $11.4 million under its current 1.5 million share open market stock repurchase program, which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999. Virtually no shares were repurchased during the six months ended August 24, 2002, compared to $2.8 million paid for shares repurchased during the six months last year.

Recently Adopted Accounting Standard

     Effective February 24, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition and requires an annual review of goodwill for potential impairment. The adoption of FAS No. 142 for fiscal 2003 does not have a material impact on the Company's financial statements. Goodwill amortization included in the net loss for the six months ended August 25, 2001 was not material.

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

     The paper price collar contract had been designated as, and was effective as, a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the paper price collar contract was not significant. Enron filed for bankruptcy in the fourth quarter of fiscal 2002. In view of Enron's financial situation the Company discontinued hedge accounting during the fourth quarter of fiscal 2002. As a result, amounts previously recorded in Accumulated Other Comprehensive Losses under hedge accounting of $1,736,000 (net of taxes of $1,064,000 ) through November 24, 2001 will continue to be reclassified to earnings as a component of selling, general and administrative expenses in the period in which earnings are affected by the paper costs. Such amount is expected to be approximately $1 million of expense (net of taxes) for fiscal 2003. Further, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. The fair value of the contract at August 24, 2002 was $4,403,000, which is included in other liabilities in the accompanying balance sheet. Total amounts expensed for the six months ended August 24, 2002 approximated $3,702,000 on a pretax basis ($2.4 million after taxes). Changes in future paper prices will result in changes in the fair market value of the contract. The Company cannot predict what, if any, financing expenses under the contract may be incurred for the balance of fiscal 2003 or beyond.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 17, 2002, the Company held its Annual Meeting of Stockholders. The matters voted upon at the meeting and the results with respect to each such matter are summarized below.

     1. Election of two Directors for a three year term expiring at the 2005 Annual Meeting of Stockholders.

                                      For          Withheld
                                   ---------       --------
       Lillian Vernon ..........   7,842,513        41,196
       Joel Salon ..............   7,865,563        18,146

     David C. Hochberg, Elizabeth M. Eveillard and Jonah Gitlitz continue to serve as Directors until the 2003 Annual Meeting of Stockholders. Bert W. Wasserman and Richard A. Berman continue to serve as Directors until the 2004 Annual Meeting of Stockholders.

     2. Approval of the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the year ending February 22, 2003.

                   For            Against        Abstain
                   ---            -------        -------
                7,872,564          3,150          7,995

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:  None
Reports on Form 8-K:  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Lillian Vernon Corporation


Date: October 4, 2002                                 By:
                                                     ---------------------------
                                                      Richard P. Randall
                                                      Executive Vice President
                                                      Chief Operating Officer/
                                                      Chief Financial Officer

                             CHIEF EXECUTIVE OFFICER
                                  CERTIFICATION

I, Lillian Vernon, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lillian Vernon Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



     Date: October 4, 2002

                                         By:
                                            ---------------------------------
                                         Lillian Vernon
                                         Chairman and Chief Executive Officer

                             CHIEF FINANCIAL OFFICER
                                  CERTIFICATION

I, Richard P. Randall, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lillian Vernon Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



     Date: October 4, 2002


                                                   By:
                                                   -----------------------------
                                                   Richard P. Randall
                                                   Executive Vice President
                                                   Chief Operating Officer/
                                                   Chief Financial Officer

                                  CERTIFICATION

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the Chief Executive Officer and the Chief Financial Officer of Lillian Vernon Corporation (the "Issuer"), respectively, hereby certify that:

     1. The 10-Q Report of the Issuer for the quarter ended August 24, 2002 ("10-Q Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that

     2. The 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.


     Date: October 4, 2002

                                              LILLIAN VERNON CORPORATION

                                              By:
                                                 -------------------------------
                                                  Lillian Vernon
                                                  Chief Executive Officer


                                              By:
                                                 -------------------------------
                                                  Richard P. Randall
                                                  Executive Vice President
                                                  Chief Operating Officer/
                                                  Chief Financial Officer