Form 10-Q
period 2002-11-23
LILLIAN VERNON CORP
filed 2003-01-06
CIK 818008

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended November 23, 2002

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

Number of shares outstanding of each of the issuer's classes of common stock:
8,363,955 Shares of Common Stock, $.01 par value, as of January 6, 2003.

                        LILLIAN VERNON CORPORATION AND SUBSIDIARIES

                                         Form 10-Q

                                     November 23, 2002

Part I. Financial Information                                             Page #
-----------------------------                                             ------
        Item 1.
        Consolidated Balance Sheets
        as of November 23, 2002, November 24, 2001
        and February 23, 2002 (unaudited) .............................        3

        Consolidated Statements of Operations
        for the quarters and nine months ended November 23,
        2002 and November 24, 2001 (unaudited) ........................        4

        Consolidated Statements of Cash Flows
        for the  nine months ended November 23,
        2002 and November 24, 2001 (unaudited) ........................        5

        Notes to Consolidated Financial
        Statements (unaudited) ........................................      6-9


        Item 2.
        Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations .................................................    10-14


        Item 3.
        Quantitative and Qualitative Disclosures
        About Market Risk .............................................    15-16

        Item 4.
        Controls and Procedures .......................................       16


Part II. Other Information ............................................       16
--------------------------

        Item 6.
        Exhibits and Reports on Form 8-K...............................       16

Signatures ............................................................       16

Officers' Certifications ..............................................    17-20

Sarbanes-Oxley Act Section 906 Certification ..........................       21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                         LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                   (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)

                                                                           NOVEMBER 23,      NOVEMBER 24,      FEBRUARY 23,
                                                                                  2002              2001              2002
                            ASSETS                                         -----------      ------------      ------------
Current assets:
  Cash and cash equivalents .............................................    $   9,248         $  10,393         $  24,894
  Accounts receivable, net of allowances of $447, $460,
           and $534, respectively .......................................       20,153            21,431            14,956
  Merchandise inventories ...............................................       37,105            46,531            26,618
  Deferred income taxes .................................................         --                --                 293
  Prepayments and other current assets ..................................        5,447            13,148             8,081
                                                                             ---------         ---------         ---------
           Total current assets .........................................       71,953            91,503            74,842

Property, plant and equipment, net ......................................       29,659            31,942            30,798
Deferred catalog costs ..................................................       20,949            22,398             6,445
Deferred income taxes ...................................................        8,988              --               1,113
Other assets ............................................................        5,925             8,249             7,559
                                                                             ---------         ---------         ---------
           Total ........................................................    $ 137,474         $ 154,092         $ 120,757
                                                                             ---------         ---------         ---------


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable and accrued expenses ...........................    $  30,243         $  33,714         $  19,176
  Cash overdrafts .......................................................        3,560               256               489
  Customer deposits .....................................................       15,023            15,017             2,897
  Deferred income taxes .................................................        3,061             3,166              --
                                                                             ---------         ---------         ---------
           Total current liabilities ....................................       51,887            52,153            22,562

Other liabilities .......................................................        8,241             5,952             6,782
                                                                             ---------         ---------         ---------
           Total liabilities ............................................       60,128            58,105            29,344
                                                                             ---------         ---------         ---------

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
           authorized; no shares issued and outstanding .................         --                --                --
  Common stock, $.01 par value; 100,000,000 shares
            authorized; issued - 10,386,324 shares, 10,389,674 shares
            and 10,389,674 shares, respectively .........................          104               104               104
  Additional paid-in capital ............................................       31,332            31,332            31,332
  Retained earnings .....................................................       71,924            92,167            87,387
  Accumulated other comprehensive losses, net of taxes ..................         (904)           (1,736)           (1,500)
  Treasury stock, at cost -2,027,698 shares, 2,071,520 shares
           and 2,088,731 shares, respectively ...........................      (25,110)          (25,880)          (25,910)
                                                                             ---------         ---------         ---------
           Total stockholders' equity ...................................       77,346            95,987            91,413
                                                                             ---------         ---------         ---------
           Total ........................................................    $ 137,474         $ 154,092         $ 120,757
                                                                             ---------         ---------         ---------


                                       See Notes to Consolidated Financial Statements
                                                        Page 3 of 21

                                            LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)
                                                                    THIRD QUARTER ENDED                   NINE MONTHS ENDED
                                                                -----------------------------       -----------------------------
                                                                NOVEMBER 23,      NOVEMBER 24,      NOVEMBER 23,      NOVEMBER 24,
                                                                       2002              2001              2002              2001
                                                                -----------       -----------       -----------       -----------
Revenues .....................................................    $  78,333         $  87,022         $ 151,279         $ 163,543

Costs and expenses:
     Product and delivery costs ..............................       44,747            48,281            91,212            94,850
     Selling, general and administrative expenses ............       36,140            34,284            76,855            76,609
     Restructuring credit (Note 3) ...........................         --                --                (387)             (113)
                                                                  ---------         ---------         ---------         ---------
                                                                     80,887            82,565           167,680           171,346
                                                                  ---------         ---------         ---------         ---------
         Operating (loss) income .............................       (2,554)            4,457           (16,401)           (7,803)
Interest income ..............................................           29                33               172               626
Financing expense (Note 4) ...................................         (344)              (57)           (3,410)             (213)
                                                                  ---------         ---------         ---------         ---------
         (Loss) income before provision for (benefit from)
              income taxes ...................................       (2,869)            4,433           (19,639)           (7,390)

Provision for (benefit from) income taxes (Note 5):
     Current .................................................           47             3,443               184            (1,759)
     Deferred ................................................        1,213            (1,594)           (4,760)             (885)
                                                                  ---------         ---------         ---------         ---------
                                                                      1,260             1,849            (4,576)           (2,644)
                                                                  ---------         ---------         ---------         ---------

         Net (loss) income ...................................       (4,129)            2,584           (15,063)           (4,746)
                                                                  ---------         ---------         ---------         ---------

Net (loss) earnings per common share - Basic and Diluted .....    $    (.49)        $     .31         $   (1.81)        $    (.56)
                                                                  ---------         ---------         ---------         ---------

Weighted average number of common shares -
Basic and Diluted ............................................        8,349             8,318             8,328             8,418
                                                                  ---------         ---------         ---------         ---------


                                          See Notes to Consolidated Financial Statements.
                                                           Page 4 of 21

                                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                  ---------------------------
                                                                                  NOVEMBER 23,    NOVEMBER 24,
                                                                                         2002            2001
                                                                                  -----------      ----------
Cash flows from operating activities:
    Net loss ....................................................................    ($15,063)        ($ 4,746)
    Adjustments to reconcile net loss to net cash provided by
    (used in ) operating activities:
      Financing expense for paper collar contract ...............................       3,192             --
      Depreciation ..............................................................       2,352            2,667
      Amortization ..............................................................       2,252              726
      Increase in accounts receivable ...........................................      (5,197)          (1,948)
      Increase in merchandise inventories .......................................     (10,487)         (14,587)
      Decrease (increase) in prepayments and other current assets ...............       2,634           (7,566)
      Increase in deferred catalog costs ........................................     (14,504)         (13,601)
      Increase in other assets ..................................................         (22)          (3,234)
      Increase in trade accounts payable and accrued expenses ...................       9,427           11,056
      Increase in customer deposits .............................................      12,126           10,434
      Decrease in other liabilities .............................................         (93)            (130)
      (Increase) decrease in deferred income taxes ..............................      (4,521)           3,645
                                                                                     --------         --------
               Net cash used in operating activities ............................     (17,904)         (17,284)
                                                                                     --------         --------

Cash flows from investing activities:
    Purchases of property, plant and equipment ..................................      (1,213)            (953)
                                                                                     --------         --------
               Net cash used in investing activities ............................      (1,213)            (953)
                                                                                     --------         --------

Cash flows from financing activities:
    Increase (decrease) in cash overdrafts ......................................       3,071           (1,045)
    Dividends paid ..............................................................        --             (2,014)
    Payments to acquire treasury stock ..........................................          (3)          (2,969)
    Reissuance of treasury stock for stock options and employee benefit plans ...         403              478
                                                                                     --------         --------
               Net cash provided by (used in) financing activities ..............       3,471           (5,550)
                                                                                     --------         --------

               Net decrease in cash and cash equivalents ........................     (15,646)         (23,787)
                                                                                     --------         --------

Cash and cash equivalents at beginning of period ................................      24,894           34,180
                                                                                     --------         --------
Cash and cash equivalents at end of period ......................................    $  9,248         $ 10,393
                                                                                     --------         --------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Income taxes ..............................................................    $    109         $    518
                                                                                     --------         --------


For the nine months ended November 24, 2001, accounting for the Company's paper hedge contract resulted in a non-cash charge of $1,736 (net of tax of $1,064) to accumulated other comprehensive loss and a liability of $2,800. See Note 4.

                 See Notes to Consolidated Financial Statements.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end consolidated balance sheet data as of February 23, 2002 was derived from audited financial statements, but does not include all Notes to Financial Statements and Statements of Stockholders' Equity required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 23, 2002.

1. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is summarized as follows (in thousands):

                                        NOVEMBER 23,  NOVEMBER 24,  FEBRUARY 23,
                                           2002           2001          2002
                                        ------------  ------------  ------------

Land and buildings ...................    $33,057        $32,962      $32,975
Machinery and equipment ..............     31,289         33,021       30,284
Furniture and fixtures ...............      4,260          4,247        4,162
Leasehold improvements ...............      1,005          1,021          977
                                          -------        -------      -------

  Total property, plant &
    equipment, at cost ...............     69,611         71,251       68,398

  Less:  accumulated depreciation
      and amortization ...............     39,952         39,309       37,600
                                          -------        -------      -------

Property, plant and equipment, net ...    $29,659        $31,942      $30,798
                                          -------        -------      -------

2. (LOSS) EARNINGS PER SHARE

     Basic and diluted (loss) earnings per share was calculated as follows (amounts in thousands):

                                       THIRD QUARTER ENDED                NINE MONTHS ENDED
                                   -----------------------------     ---------------------------
                                   NOVEMBER 23,     NOVEMBER 24,     NOVEMBER 23,    NOVEMBER 24,
                                       2002             2001             2002            2001
                                   ------------     ------------     ------------    ------------
Net (loss) income - Basic and
      Diluted ...................    ($ 4,129)        $  2,584        ($15,063)        ($ 4,746)

Weighted average shares for
      Basic and Diluted EPS .....       8,349            8,318           8,328            8,418

     For the quarters and nine month periods ended November 23, 2002 and November 24, 2001, options on 2,077,000 and 1,737,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

3. RESTRUCTURING AND OTHER CHARGES (CREDITS)

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000) and for a restructuring plan ($1,690,000) to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy ("the Plan"). Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. Changes in the accrued balance for Plan costs through November 23, 2002 were as follows (dollars in thousands):

                                      INITIAL
                                       PLAN     ASSET WRITE-OFFS                   BALANCE AS OF
                                       COST      & EXPENDITURES     ADJUSTMENTS   NOVEMBER 23, 2002
                                     --------   ----------------    -----------   -----------------
Severance and related benefits ...    $   687         ($  687)           --                $-
Write-off of leasehold
   improvements and equipment ....        317            (204)        ($  113)             --
Lease termination costs ..........        686            (299)           (387)             --
                                      -------         -------         -------              --
                                      $ 1,690         ($1,190)        ($  500)             $-

     In the prior year's second quarter (ended August 25, 2001), a $113,000 restructuring credit was recorded due to the favorable disposition of certain fixed assets.

     On April 24, 2002, the Company decided to reactivate the Las Vegas Call Center as a seasonal call center for the peak holiday selling season. As a result of this decision, the remaining accrual of $387,000 for the lease termination costs for this facility was reversed in the first quarter of fiscal 2003.

4. PAPER HEDGE CONTRACT

     The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk the Company entered into a collar hedge contract in 1999. This contract covered certain grades of paper used by the Company to produce its catalogs. There was a floor and ceiling on paper prices within the contract. If paper prices remained within the range of the contract, there would have been no payment to either party to the contract. If paper prices exceeded the established ceiling the Company would have been entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fell below the established floor, the Company would have been required to pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract has an expiration date of August 2005.

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

     In view of the financial situation of Enron North America Corporation ("Enron"), the counterparty, the Company discontinued hedge accounting during the fourth quarter of fiscal 2002. As a result, amounts previously recorded in Accumulated Other Comprehensive Losses under hedge accounting of $1,736,000 (net of taxes of $1,064,000) through November 24, 2001 will continue to be reclassified to earnings as a component of selling, general and administrative expenses in the period in which earnings are affected by the paper costs. Further, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. The fair value of the contract at November 23, 2002 and November 24, 2001 was $4,372,000 and $2,800,000 respectively, which is included in other liabilities in the accompanying balance sheets. Total amounts expensed for the third quarter and the first nine months of fiscal 2003 approximated $689,000 and $4,391,000, respectively, on a pre-tax basis, which includes $259,000 and $3,192,000, respectively, in financing expense for the change in the fair market value of the contract and $430,000 and $1,199,000 respectively, of catalog expense included in selling, general and administrative expenses.

     Enron filed for bankruptcy in the Company's fourth quarter of fiscal 2002. To date, the Company has not been entitled to receive any payments from Enron under the paper price collar agreement. The Company has filed a claim with the bankruptcy trustee regarding the validity of the paper price collar contract. Although the Company does not know what effect Enron's bankruptcy will ultimately have upon the paper price collar contract, amounts recorded on the accompanying balance sheets are appropriate with respect to management's current estimate of the liability.

     Hedging activity affected Accumulated Other Comprehensive Losses, net of income taxes, for each quarter in fiscal year 2003 as follows (dollars in thousands):

     Balance as of February 23, 2002 .........................   $ 1,500
     Derivative losses transferred to earnings:
              Quarter ended May 25, 2002 .....................       (42)
              Quarter ended August 24, 2002 ..................      (450)
              Quarter ended November 23, 2002 ................      (104)
                                                                 -------
     Balance as of November 23, 2002 .........................   $   904

5.  INCOME TAXES

     As of November 23, 2002, the Company recorded a deferred tax asset, the ultimate realization of which is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net expenses become deductible and the related net operating loss carryforwards may be utilized prior to expiration. The Company's ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company's sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income from operations in the periods in which the net expenses become deductible and prior to the expiration of the net operating loss carryforwards. The Company has developed certain tax planning strategies relating to the potential sale and leaseback of certain of its facilities which could be employed, if necessary, to generate taxable income. However, it has been determined that the taxable income generated by the tax planning strategies will more likely than not be insufficient to fully offset the impact of the future net deductible expenses and fully utilize the net operating loss carryforwards prior to expiration. Therefore, in accordance with Financial Accounting Standard ("FAS") No. 109, the Company has recorded a tax charge of $2.3 million in the third quarter of fiscal 2003 to record a deferred income tax valuation allowance. This valuation allowance was a cumulative adjustment for the nine month period and resulted in a net provision for income taxes of $1.3 million for the quarter, offsetting any benefit that may have resulted from the net operating loss for the quarter. The net deferred tax asset recorded at November 23, 2002 was $5.9 million. The Company expects to record a valuation allowance on future tax benefits until it can be determined that it is more likely than not that the deferred tax asset will be realized.

6. RECENTLY ADOPTED ACCOUNTING STANDARD

     Effective February 24, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition and requires an annual review of goodwill for potential impairment. The adoption of FAS No. 142 for fiscal 2003 does not have a material impact on the Company's financial statements. Goodwill amortization included in the net loss for the nine months ended November 24, 2001 was not material.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended November 23, 2002

     The net loss for the third quarter of fiscal 2003 was ($4.1) million, or ($.49) per share, compared to a net profit of $2.6 million, or $.31 per share for the same period last year. In addition to a decline in revenues of approximately $8.7 million, the net loss for the third quarter resulted from several factors: a) a tax valuation allowance of $2.3 million ($.27 per share) related to the future utilization of the Company's net operating loss tax carryforwards b) a financing charge of $.2 million after taxes ($.02 per share) to record the change in the fair market value of the Company's paper price collar contract and c) software amortization of the Company's upgraded website installed last year which resulted in additional charges of $.2 million after taxes ($.03 per share). Exclusive of these charges, the net loss per share would have been ($.17) for the third quarter of fiscal 2003.

     Revenues for the quarter ended November 23, 2002 decreased 10.0% to $78.3 million compared to $87.0 million last year, primarily due to the difficult retail environment that has affected many direct marketing and retail companies. The total number of orders shipped for the quarter decreased approximately 7% from the same period last year. Average revenue per order for the Company was comparable to the same period last year. Internet revenue rose by 49% compared to last year, and represented approximately 20% of the total for the third quarter of fiscal 2003, compared to approximately 13% in the third quarter last year.

     Product and delivery costs of $44.7 million in the third quarter of fiscal 2003 decreased 7.3% from $48.3 million for the comparable period last year. Product and delivery costs include the cost of merchandise sold and the cost of receiving, personalizing, and filling orders for the Company's customers. The decrease in product and delivery costs was principally a result of the decline in volume and the reduced number of orders shipped. As a percentage of revenue, product and delivery costs increased from 55.5% in the third quarter of fiscal 2002 to 57.1% in the third quarter of fiscal 2003. This increase was a result of the impact of fixed costs of the National Distribution Center as a percentage of lower revenue, as well as higher postal rates to ship packages to customers and higher packaging material costs. Additionally, higher salary and lease costs were incurred due to the reactivation of the Las Vegas Call Center which occurred in the second quarter of fiscal 2003. These lease costs were accrued by the Company at the end of fiscal 2001 as part of a restructuring accrual, and, therefore, there was no expense during the third quarter of fiscal 2002 as the facility was not being utilized at that time. A portion of the restructuring accrual, which related to lease costs was subsequently reversed in the first quarter of fiscal 2003 and recorded in the restructuring credit line on the Statement of Operations.

     Selling, general and administrative (SG&A) expenses were $36.1 million in the third quarter of fiscal 2003 compared to $34.3 million in the third quarter of fiscal 2002, an increase of $1.8 million or 5.4%. The cost of producing, printing, and mailing the Company's catalogs represents the single largest component of SG&A expenses. These costs increased principally because of an increase of approximately 3.5% in the number of catalogs and total pages circulated in the current quarter. As a percentage of revenue, SG&A expenses increased from 39.4% in the third quarter of fiscal 2002 to 46.1% in the third quarter of fiscal 2003, principally because of approximately 6.5% lower revenue per catalog mailed. These costs also rose because of the Company's investment in additional merchandising personnel and expansion into new product categories. Higher internet advertising expenditures of $.4 million and higher software amortization related to the Company's enhanced website, which was launched last fall, of $.3 million also contributed to the higher costs for the current quarter.

     Interest income for the third quarter of fiscal 2003 was comparable to the third quarter of fiscal 2002.

     Financing expense for the third quarter of fiscal 2003 was $.3 million compared to $.1 million for the third quarter of fiscal 2002. The current quarter includes a financing charge of $.3 million to record the change in the fair value of the Company's paper price collar contract. The Company cannot predict what effect changes in paper prices will have on its earnings for the balance of Fiscal 2003 or beyond.

     The Company recorded a tax provision of $1.3 million for the third quarter of fiscal 2003 despite a pretax loss of $2.9 million. The tax provision includes a charge of $2.3 million to record a deferred tax valuation allowance in accordance with Financial Accounting Standard ("FAS") No. 109 related to the future utilization of the Company's net operating loss tax carryforwards. See
Note 5 to the Consolidated Financial Statements. The effective tax rate in the third quarter of fiscal 2002 was 42%.

Results of Operations
Nine Months Ended November 23, 2002

The net loss for the nine months ended November 23, 2002 was ($15.1) million, or ($1.81) per share, compared to ($4.7) million, or ($.56) per share for the same period last year. The net loss for the first nine months of fiscal 2003 included financing charges of $2.1 million after taxes, ($.25 per share), to record the change in the fair market value of the Company's paper price collar contract, a charge of $.7 million after taxes, ($.08 per share), for higher software amortization of the Company's upgraded website and a charge of $.4 million after taxes, ($.05 per share) related to the implementation fees for installing a pay-for-performance program net of the savings realized to date; it is anticipated that the savings to be realized in this fiscal year will exceed the cost of implementation. The pay-for-performance program introduced during the second quarter of fiscal 2003 rewards Distribution Center employees for increased efficiency. The first nine month results also included a tax charge associated with the recognition of a deferred tax valuation allowance of $2.3 million ($.27 per share related to the future utilization of the Company's net operating loss tax carryforwards. Exclusive of these charges, the net loss per share for the first nine months of fiscal 2003 would have been ($1.16).

     Revenues for the nine months ended November 23, 2002 decreased 7.5% to $151.3 million compared to $163.5 million last year, primarily due to the difficult retail environment and a reduction of approximately 3% in the number of catalogs circulated during the nine months ended November 23, 2002. Specifically, the Company's Neat Ideas catalog was consolidated into its other catalogs and the Sales and Bargains catalog was not mailed in the first quarter. Revenue per catalog declined by 1.3% compared to the same period last year. The total number of orders shipped for the nine month period decreased by approximately 4.5% from the comparable period last year. Internet revenue rose 56% compared to last year's comparable period and represented approximately 19% of the total this year versus approximately 12% last year.

     Product and delivery costs of $91.2 million for the nine months ended November 23, 2002 decreased 3.8% from $94.9 million for the comparable period last year, principally because of a decline in the volume of orders shipped. As a percentage of revenue, product and delivery costs increased from 58.0% in the nine months ended November 24, 2001 to 60.3% for the nine months ended November 23, 2002. The increase as a percentage of revenue occurred as a result of the impact of fixed costs of the National Distribution Center on a lower revenue base. In addition, costs related to a) higher packaging materials costs, b) a $.4 million charge related to the implementation of a pay-for-performance program net of the savings realized to date, c) higher salary and lease costs related to the reactivation of the Las Vegas Call Center, and d) postal rate increases impacting the cost of shipping packages to customers, negatively affected product and delivery costs.

     Selling, general and administrative (SG&A) expenses were $76.9 million for the nine months ended November 23, 2002 compared to $76.6 million for the same period last year, an increase of $.3 million or .3%. Catalog costs declined by $1.7 million principally because of reduced circulation. However, this was offset by increases in other costs. Higher costs were incurred because of the Company's investment in additional merchandising personnel and expansion into new product categories. Higher software amortization costs of the Company's upgraded website of $1.1 million and higher internet advertising expenditures of $.5 million also contributed to the increase in SG&A costs. As a percentage of revenue, SG&A expenses increased to 50.8% for the nine months ended November 23, 2002 compared to 46.8% for the same period last year.

     The restructuring credit of $.4 million for the nine months ended November 23, 2002 represents a reversal of an accrual that was previously recorded for lease termination costs for the Las Vegas Call Center. During the first quarter of fiscal 2003, the Company decided to reactivate the facility as a seasonal call center for the peak holiday selling season.

     Interest income for the nine months ended November 23, 2002 was $.2 million compared to $.6 million for the same period of the prior year. The decrease was due primarily to lower interest rates on the Company's cash investments.

     Financing expense for the nine months ended November 23, 2002 was $3.4 million compared to $.2 million for the same period last year. The nine months ended November 23, 2002 results include a financing charge of $3.2 million to record the change in the fair value of the Company's paper price collar contract. The Company cannot predict what effect changes in paper prices will have on its earnings for the balance of fiscal 2003 or beyond.

     The effective tax benefit rate for the nine months ended November 23, 2002 was 23.3%, compared to 35.8% for the same period of the prior year. The lower effective tax rate for fiscal 2003 was caused by the recording of a deferred tax valuation allowance of $2.3 million in accordance with Financial Accounting Standard ("FAS") No. 109 related to the future utilization of the Company's net operating loss tax carryforwards. See Note 5 to the Consolidated Financial Statements.

Financial Condition

     The Company's balance sheet and liquidity remain strong. Cash and cash equivalents were $9.2 million as of November 23, 2002. The current ratio was 1.4:1 as of November 23, 2002, compared to 1.8:1 as of November 24, 2001. The reduction in the current ratio was due principally to lower inventory and prepayments and other current assets as of November 23, 2002 compared to the same period last year. Specifically, the income tax benefit for the nine month period last year resulted in a current income tax refund, compared to a long-term deferred tax benefit for the nine months this year. Other long-term liabilities of $8.2 million as of November 23, 2002 were $2.3 million higher than the comparable period last year principally as a result of the change in the fair market value of the Company's paper price collar contract.

     On January 3, 2003, the Company amended its revolving credit facility. The amount available under the facility was reduced by $5 million, so that it now provides for a credit line totaling $22 million for the Company's first and second quarters, and $27 million for the third and fourth quarters. There has been no change in the $12 million portion of the total facility that is available for letters of credit. The Company does not believe that the amendment materially affects its sources of liquidity. Other than for letters of credit related to inventory purchases, the Company has neither borrowed money in the current nine month period nor in the same period of the prior year, and its working capital needs were met with funds on hand and generated from operations.

     The Company's use of funds for operating activities for the nine months ended November 23, 2002 was $.6 million more than the same period last year. The $10.3 million higher net loss for the period and a $3.2 million higher increase in accounts receivable was offset by $3.2 million less spending for other assets, namely software development costs for the Company's website, lower inventory purchases of $4.1 million and higher non-cash expenses such as the financing expense related to the Company's paper collar contract of $3.2 million and higher software amortization costs of the Company's enhanced website of $1.5 million. Inventory levels were $9.4 million or 20.3% lower this year as compared to the same period last year, reflecting the Company's successful efforts to reduce inventory and enhance cash flow.

     Capital spending of $1.2 million for the nine months ended November 23, 2002 was $.2 million higher than for the same period last year. These expenditures were made principally to upgrade the Company's computer equipment and distribution machinery and equipment. For the remainder of fiscal 2003, the Company is not planning any major capital projects and will continue to implement tight controls on capital expenditures and make commitments for items that have a positive return on investment.

     The Company generated $.4 million of cash from the issuance of common stock through its employee benefit plans during the nine months ended November 23, 2002, compared to $.5 million last year.

     At its February 28, 2002 meeting, the Board of Directors voted to discontinue the regular quarterly cash dividend to conserve cash for reinvestment in the business, whereas $2.0 million was paid for dividends during the nine month period last year. The Company will evaluate its dividend policy on an ongoing basis in view of its earnings, financial position, capital requirements, and other relevant factors.

     As of November 23, 2002, the Company had repurchased 1,178,442 shares at a total cost of approximately $11.4 million under its current 1.5 million share open market stock repurchase program, which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999. The Company paid $3.0 thousand to repurchase shares during the nine months ended November 23, 2002, compared to $3.0 million paid for shares repurchased during the nine month period last year.

Recently Adopted Accounting Standard

     Effective February 24, 2002, the Company adopted FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 142 primarily addresses the accounting that must be applied to goodwill and intangible assets subsequent to acquisition and requires an annual review of goodwill for potential impairment. The adoption of FAS No. 142 for fiscal 2003 does not have a material impact on the Company's financial statements. Goodwill amortization included in the net loss for the nine months ended November 24, 2001 was not material.

Forward Looking Statements

     Except for historical information contained herein, statements included in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations, revenues, cash flows and/or level of business. Such statements represent the Company's current expectations only and are subject to certain risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected. Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and from the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, including possible disruptions caused by the current unstable global situation, and possible future increases in operating costs including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 23, 2002.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company entered into a collar hedge contract in 1999. This contract covered certain grades of paper used by the Company to produce its catalogs. There was a floor and ceiling on paper prices within the contract. If paper prices remained within the range of the contract there would have been no payment to either party to the contract. If paper prices exceeded the established ceiling the Company would have been entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fell below the established floor, the Company would have been required to pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract has an expiration date of August 2005.

     The paper price collar contract had been designated as, and was effective as, a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the paper price collar contract was not significant. Enron filed for bankruptcy in the fourth quarter of fiscal 2002. In view of Enron's financial situation the Company discontinued hedge accounting during the fourth quarter of fiscal 2002. As a result, amounts previously recorded in Accumulated Other Comprehensive Losses under hedge accounting of $1,736,000 (net of taxes of $1,064,000 ) through November 24, 2001 will continue to be reclassified to earnings as a component of selling, general and administrative expenses in the period in which earnings are affected by the paper costs. Such amount is expected to be approximately $1 million of expense (net of taxes) for fiscal 2003. Further, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. The fair value of the contract at November 23, 2002 was $4,372,000, which is included in other liabilities in the accompanying balance sheet. Total amounts expensed for the nine months ended November 23, 2002 approximated $4,391,000 on a pretax basis ($2.9 million after taxes). Changes in future paper prices will result in changes in the fair market value of the contract. The Company cannot predict what, if any, financing expenses under the contract may be incurred for the balance of fiscal 2003 or beyond.

     To date, the Company has not been entitled to receive any payments from Enron under the paper price collar agreement. The Company has filed a claim with the bankruptcy trustee regarding the validity of the paper price collar contract. Although the Company does not know what effect Enron's bankruptcy will ultimately have upon the paper price collar contract, amounts recorded on the accompanying balance sheet are appropriate with respect to management's current estimate of the liability.

ITEM 4.

CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Executive Vice President / Chief Operating Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Executive Vice President / Chief Operating Officer / Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the controls.


PART II.                      OTHER INFORMATION
                              -----------------

ITEMS 1, 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No. 10.1 - Eighth Amendment to the Amended Revolving Credit Agreement,
                   Letter of Credit and Bankers Acceptance facility dated as of August 19,1996 among Lillian Vernon Corporation as Borrower, Lillian Vernon Fullfillment Services, Inc., LVC Retail Corporation and Lillian Vernon International Ltd. As Guarantors, the Banks named therein and JPMorgan Chase Bank as agent.

Reports on Form 8-K: None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Lillian Vernon Corporation

Date: January 6, 2003                     By: /s/  RICHARD P. RANDALL
                                             ---------------------------------
                                             Richard P. Randall
                                             Executive Vice President
                                             Chief Operating Officer/
                                             Chief Financial Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 6, 2003

                                        By: /s/ LILLIAN VERNON
                                           ----------------------------
                                           Lillian Vernon
                                           Chairman and Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 6, 2003

                                              By: /s/ RICHARD P. RANDALL
                                                 ----------------------------
                                                 Richard P. Randall
                                                 Executive Vice President
                                                 Chief Operating Officer/
                                                 Chief Financial Officer

                                 CERTIFICATION

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the Chief Executive Officer and the Chief Financial Officer of Lillian Vernon Corporation (the "Issuer"), respectively, hereby certify that:

     1. The 10-Q Report of the Issuer for the quarter ended November 23, 2002 ("10-Q Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that

     2. The 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.


Date: January 6, 2003

                                              LILLIAN VERNON CORPORATION


                                              By: /s/ LILLIAN VERNON
                                                 -----------------------------
                                                 Lillian Vernon
                                                 Chief Executive Officer


                                              By: /s/ RICHARD P. RANDALL
                                                 -----------------------------
                                                 Richard P. Randall
                                                 Executive Vice President
                                                 Chief Operating Officer/
                                                 Chief Financial Officer