Form 10-K
period 2003-02-22
LILLIAN VERNON CORP
filed 2003-06-04
CIK 818008

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)
[X]	For the fiscal year ended February 22, 2003

or

[ ]	For the transition period from to

Commission File Number 1-9637

LILLIAN VERNON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2529859

(State of incorporation)	(I. R. S. Employer Identification No.)

One Theall Road, Rye, New York	10580

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (914) 925-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	American Stock Exchange

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

Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statement, included in Part III of this Form 10-K or any amendment to this Form 10-K.

✓

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes      No  X

The aggregate market value for the Voting Stock held by non-affiliates (based upon the closing price on August 24, 2002) was approximately $28,332,168.

As of August 24, 2002, there were 8,333,051 shares of Common Stock, par value $.01 per share, outstanding.

The Index to Exhibits appears on page 43.

LILLIAN VERNON CORPORATION
FISCAL 2003 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.	Business

General

     Lillian Vernon Corporation (the “Company”) is a direct mail specialty catalog and online company concentrating on the marketing of gift, houseware, garden, Christmas and children’s products. The Company, a predecessor of which was founded in 1951, seeks to provide customers with reasonably priced products that can be differentiated from competitive products either by design, price or personalization. In fiscal 2003, the Company published 33 catalog editions, and mailed approximately 150,000,000 catalogs to past and prospective customers.

     The Company has developed a proprietary customer data base containing information about its customers, including such data as order frequency, size and date of last order, and type of products purchased. These and other factors are analyzed by computer to rank and segment customers to determine those most likely to purchase products offered in the Company’s catalogs. The data base contains information with respect to over 27 million customers, gift recipients and people who have requested the Company’s catalogs.

     In addition to offering its products through its catalogs, the Company offers its products over the Internet from its websites, www.lillianvernon.com and www.ruedefrance.com. The Company derives a small portion of its revenue from the rental of its customer list to direct mail marketers and other organizations and from a telephone program selling magazine subscriptions, club memberships and other products. The Company has a Business to Business operation which sells premium and incentive items, and other products to businesses. Business to Business also sells to the wholesale market. The Company also operates a chain of outlet stores which sell Lillian Vernon merchandise.

     The following table reflects the Company’s history in the areas of circulation of its catalogs, number of orders received and average revenue per order received, over the last five fiscal years.

	Fiscal Years Ended

	February 22,	February 23,	February 24,	February 26,	February 27,
	2003(3)	2002(3)	2001(3)	2000	1999

Number of catalogs mailed (000’s) (1)	150,000	162,100	172,948	165,855	188,678
Number of catalog editions	33	37	39	33	34
Number of orders received (000’s)	3,796	4,062	4,467	4,627	4,812
Average revenue per order received (2)	$56.69	$56.85	$57.82	$55.56	$55.23

(1)	“Number of catalogs mailed” includes catalog circulation to the extent that resulting orders are received in that fiscal year.

(2)	“Average revenue per order received” is not reduced for refunds, nor does it include shipping and handling or applicable state sales tax.

(3)	Fiscal 2003, 2002 and 2001 include Rue de France statistics. Rue de France, Inc. was acquired by the Company in April 2000.

Catalogs and Products

     The Company’s catalogs are designed to capture the readers’ interest through the use of distinctive covers, colorful product presentations and product descriptions that highlight significant features. The catalogs are created and produced by the Company’s in-house creative staff, which includes designers, writers and production personnel. The Company also hires free-lance designers and photographers as needed. The combination of in-house and free-lance staff enables the Company to maintain both quality control and flexibility in the production of its catalogs.

     The Company strategically varies the quantity of its catalog mailings based on the selling season, anticipated revenue per catalog, the price of paper and other catalog costs, and its capacity to process and fill orders.

     Merchandise offered by the Company includes gifts, holiday products, toys and children’s products, personal and home accessories, kitchen and houseware products, garden and outdoor products. The Company employs a staff of experienced buyers who seek reliable sources for unique quality merchandise. The buyers attend numerous domestic and international trade and merchandise shows, study merchandising trends, and review the performance of merchandise previously offered. The Company also uses both its product development staff and free-lance artists to develop distinctive designs for many of its products which the Company copyrights and has manufactured to its specifications. The Company provides free monogramming and full name personalization on many of the products it sells. In the past fiscal year, products which can be personalized or which were manufactured to the Company’s exclusive design specifications accounted for approximately half of the products offered by the Company.

Company Catalogs and Internet Activities

     The Lillian Vernon Catalog (the “Core Catalog”, 9 editions in fiscal 2003) offers a wide variety of products including gifts, holiday products, toys, and children’s products, personal and home accessories, kitchen and houseware products and outdoor products.

     The Company’s Lilly’s Kids Catalog (6 editions in fiscal 2003) features toys, games, baby products, room decor and fashion accessories for children.

     The Company’s Christmas Memories Catalog (1 edition in fiscal 2003) is targeted to the Christmas season and offers ornaments, holiday decor, gifts, cards and many unique and exclusive products.

     The Favorites Catalog (5 editions in fiscal 2003) features many of the best-selling products from all Lillian Vernon catalogs.

     The Company’s Personalized Gifts Catalog (3 editions in fiscal 2003) features gift items, all offered with personalization.

     The Lillian Vernon Gardening Catalog (2 editions in fiscal 2003) features a cross section of functional garden products, as well as garden and floral-themed decorative accessories.

     The Rue de France Catalog (4 editions in fiscal 2003) features upscale room decor and customized window treatments and draperies with a French country theme.

     The Sales and Bargains Catalog (3 editions in fiscal 2003) is primarily used to sell overstocked and discontinued merchandise and is generally mailed only to customers in the Company’s data base.

     The number of products offered in each catalog varies from 300 products to 800 products depending on the time of the year.

     The Company first offered its products over the Internet in 1995, and has continually upgraded its site since that time. In fiscal 2002, the Company launched a completely redesigned and reengineered e-commerce Internet site, www.lillianvernon.com. This state-of-the-art website incorporates features that represent industry-wide best practices. These include: sophisticated cross-sell and promotional-sell merchandising capabilities, real-time inventory availability of products, the ability to view printed catalogs online, and the opportunity for customers to see and buy all of the products that the Company offers. The Company anticipates that on-line usage by its existing customer base will continue to grow, and is now marketing the site in ways that will expand the customer base. In fiscal 2003, orders received through the web site increased 47% over fiscal 2002, and comprised approximately 21% of total orders, compared to approximately 13% of total orders in fiscal 2002.

     The Company offers a deferred billing program to its customers, in which it agrees to charge the customers’ credit cards for the full amount of their purchase at a future date specified in each catalog. The Company does not charge interest to the customers who participate in the deferred billing program.

     All products sold, including personalized products, are unconditionally guaranteed. A customer may return any product, even if personalized, for any reason. The dollar value of refunds requested by customers under the guarantee in fiscal 2003 approximated 3.8% of net revenues.

     The Company purchases its products from approximately 900 suppliers. Approximately 83% of the merchandise is purchased abroad predominantly from manufacturers located in Taiwan, India, Hong Kong and throughout the Peoples’ Republic of China, Italy, Thailand and France. Most purchase orders are denominated in U.S. dollars. Although no manufacturer is individually material to the Company’s operations, the Company buys significant quantities through several Far East trading companies which utilize multiple manufacturers. The Company buys approximately 6% of its purchases through one Far Eastern buying agent which acts as the Company’s representative in its dealings with many different manufacturers in the Peoples’ Republic of China, including Hong Kong. The Company also buys approximately 8% of its purchases through another Hong Kong vendor. As a result of the recent SARS epidemic, the Company’s buyers have restricted travel to the Far East. However they still perform their buying functions by attending trade shows that are being staged domestically with supplier representation from the Far East. Additionally the Company’s Far East suppliers have sent pictures of new merchandise electronically which enable the buyers to choose new merchandise they wish to order.

Marketing

     The Company maintains a proprietary customer data base containing information with respect to over 27 million customers, gift recipients and people who have requested its catalogs. In addition, the Company rents from and exchanges mailing lists or specific portions of lists with direct marketers and other organizations to gain new customers. Approximately 150,000,000 catalogs were mailed in fiscal 2003 of which approximately 80% were mailed to people whose names were in the Company’s proprietary data base and approximately 20% were mailed to prospects derived from rented lists.

     The Company offers customers special promotions such as gifts with purchase, free shipping and handling, and a deferred billing option in order to increase sales.

     The Company believes that the size of its computerized data base and its ability to analyze it as well as rented lists and to select recipients for a particular mailing are important factors in its operation. The Company analyzes various factors (e.g., frequency of order, date of last order, order size, type of products purchased and demographic data) to rank its customer and prospect groups in order to target its catalog mailings to those most likely to purchase its merchandise. The Company updates its data base to include new customers and eliminate non-responders.

     The Company periodically conducts focus groups and participates in customer surveys to enhance its marketing efforts.

Third-Party Sales Programs

     The Company operates a telemarketing program in which inbound order callers are offered the opportunity to subscribe to magazines of their choice, to enroll in a third party membership program or to purchase special product offerings. The membership program offers its members discounts at restaurants, movies and other national chains. The third party marketers provide revenue to the Company for every magazine, membership or special product sold.

List Rental

     The Company derives a small portion of its revenue from the rental of its data base to direct mail marketers and other organizations and from the placement of advertisements for other companies’ products in its outgoing packages.

Order Fulfillment and Distribution

     Orders for merchandise are received by telephone, mail, fax, and over the Internet. Orders are received and processed at the Company’s National Distribution Center in Virginia Beach, Virginia. Customer Service operations are also conducted at this facility. The Company also operates a seasonal telephone order call center to handle peak season order volume. The Company receives telephone and Internet orders on a 24-hour basis, seven days a week, with orders entered directly into the computer. Orders received by mail are opened, compared to payments, batched and entered into computer terminals.

     The Company’s telephone representatives conduct upselling and cross-selling in which customers are offered merchandise at special prices or a substitute product if the product they ordered is unavailable or an additional product related to the one ordered by the customer.

     The majority of orders are processed, packed and shipped at the Company’s National Distribution Center. Some products are drop-shipped from vendors directly to customers when this is the most cost-effective way of satisfying the customer. Approximately 92% of customer orders were shipped by the U.S. Postal Service in fiscal 2003. The Company also ships orders via UPS Second Day Air delivery as an option to its customers for an extra charge. In addition, the Company ships orders via UPS Next Day Air as an option to Internet customers for an extra charge.

     The Company’s National Distribution Center, an 821,000 square foot facility is located in Virginia Beach, Virginia. Almost all of the Company’s distribution, and a majority of its warehousing activities, are conducted at this facility. The National Distribution Center is generally operated on a five-day-a-week basis, except during the Christmas holiday season, when, depending upon demand, it may operate on a six or seven-day-a-week, three-shift basis. Personalization of products is also done at the Company’s National Distribution Center. The Company believes that its ability to personalize many types of products using a variety of personalization techniques, generally within several days’ processing time, gives it a unique niche in the retail marketplace. The Company also owned a 154,000 square foot building in Virginia Beach used for additional distribution and warehousing space. This facility was sold in May 2003 and the functions that were handled at this facility were consolidated into the main facility.

     The Company continually assesses the need to upgrade the capacity of its telemarketing and distribution facilities. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Paper and Mailing Costs

     The Company expends significant amounts on paper in the production of its catalogs. The Company also uses substantial amounts of packing supplies and corrugated boxes to ship its products. In fiscal 2003, the Company spent approximately $18.1 million in total paper costs and also spent approximately $51.2 million in mailing catalogs and packages to its customers.

     In recent years, the U.S. Postal Service has increased its rates for both the mailing of catalogs and packages. There were postal rate increases related to the mailings of catalogs of 9.1% in late fiscal 2001, 1.6% in July of 2001 followed by a postal rate increase of 7.5% in June 2002. No assurance can be given that postal rates will not continue to increase in the future; however, no increase is anticipated to occur until 2006. The Company also considers the use of alternative parcel delivery services besides the U.S. Postal Service but has determined that the U.S. Postal Service offers the best balance of cost and service level for the bulk of its shipments. The other parcel carriers also have a history of significant rate increases from year to year.

     The price of paper is dependent upon supply and demand in the marketplace. The Company’s paper cost per page decreased approximately 9% in fiscal 2003 as compared to fiscal 2002, and is expected to be higher in fiscal year 2004 as compared to fiscal 2003 principally because of the Company’s intention to upgrade the quality of its paper, as well as a tightening paper market.

     The Company continually monitors the paper market and periodically meets with its paper suppliers in order to react to changes in the paper supply market. In addition, the Company entered into a paper collar contract to provide price protection in the form of a floor and ceiling in purchasing certain of its paper requirements, (see Item 7(A) — “Quantitative and Qualitative Disclosure About Market Risk” for further discussion). While the Company cannot estimate the magnitude of future paper and postage increases or decreases, such changes may impact the Company’s future earnings. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”)

Merchandise Overstocks

     The Company sells its overstocks to its customers at reduced prices, primarily through its Sales and Bargains catalogs, its outlet stores and through special offers made to customers placing orders by telephone and on the Internet.

Seasonality

     The Company’s business is seasonal. Historically approximately 65% — 75% of the Company’s revenues and substantially all of its net income has been realized during its third and fourth fiscal quarters which encompass the period September through February. Lower revenue and net losses are typically incurred during its first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with other mail order and retail gift businesses. Further discussion of the effect of seasonality upon revenues and income is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulations

     The Company complies with Federal, state and local laws affecting its business. In particular, the Company is subject to Federal Trade Commission regulations governing the Company’s advertising and trade practices and Consumer Product Safety Commission regulations governing the standards its products, particularly toys, must meet. The Company believes it is presently in compliance with such regulations. In the event of noncompliance the Company may be subject to cease and desist orders, injunctive proceedings, civil fines and other penalties. To date such governmental regulations have not had a material adverse effect on the Company. On occasion products offered by the Company have been subject to voluntary recall. No such recall has had a material adverse effect on the Company.

     The United States and the other countries in which the Company’s products are manufactured may, from time to time, impose new or adjust existing quotas, duties, tariffs or other restrictions, with the result that the Company’s ability to continue to import merchandise at required levels could be adversely affected. Although the Company attempts to identify secondary sources for its merchandise the Company cannot predict the likelihood of any such events occurring or the effect on its business of any such event.

     In the past, various states had taken action to require mail order retailers to collect sales tax from residents in their states even if the only contact with such states is the mailing of catalogs into the states. On May 26, 1992, the Supreme Court ruled that state governments could not require out of state mail order companies to collect and remit sales and use taxes without Congressional authorization. Since that time bills have periodically been introduced in Congress which would allow states to impose sales tax collection responsibility upon mail order companies. No bills have been enacted into law. Similarly, Congress is currently studying Internet taxation issues, but to date has not enacted any bills which would require companies to collect sales tax on Internet transactions in states where they do not have a physical presence.

     Although management is unable to predict the likelihood of Congress passing sales tax legislation in the future the Company does not expect that the collection of sales tax will have a material effect on its results of operations or financial position in fiscal 2004.

Trademarks and Copyrights

     The Company has federally registered service marks and/or logos for “Lillian Vernon” and many of its catalog titles. In the opinion of the management of the Company the service mark “Lillian Vernon” is of significant value because of its market recognition as a result of many years of use and the large quantity of catalogs circulated.

     The Company also possesses numerous copyrights and/or trademarks on its products, none of which is individually material to the Company.

Employees

     As of February 22, 2003, the Company and its subsidiaries employed approximately 1,200 employees. During the peak holiday season, the Company utilizes approximately 4,600 people including seasonal employees working in the telephone order, order processing and distribution areas. Employees are not covered by collective bargaining agreements. The Company considers its employee relations to be good.

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

Acquisition — Rue de France, Inc.

     On April 6, 2000, the Company completed the purchase of the assets of Rue de France, Inc., a privately owned catalog and online company based in Newport, Rhode Island. The Company paid a cash purchase price of $2.8 million. Additionally the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five year fiscal period of the Company commencing on February 27, 2000. No such payments have been required to date.

     Rue de France, Inc., a 20 year-old business focusing on window treatments, home furnishings and accessories, markets its products through catalogs, a web site and retail stores in Newport and Portsmouth, Rhode Island. Rue de France, Inc.’s founder joined Lillian Vernon Corporation under a multi-year employment contract as President of the subsidiary which acquired the assets of Rue de France, Inc.

Merger

     On April 15, 2003, the Company signed a definitive merger agreement (the “Merger Agreement”) with a private equity fund managed by Ripplewood Holdings L.L.C., pursuant to which Ripplewood will acquire the Company for $7.25 per share in cash (the “Merger”). Ripplewood’s Industrial Partner, ZelnickMedia, will be responsible for the day-to-day management of the Company. The Company will continue to operate in the catalog and direct marketing business. The Company also simultaneously entered into a consulting agreement with ZelnickMedia Corporation under which the Company agreed to pay ZelnickMedia $62,500 per month for advisory and consulting services. Mr. Strauss Zelnick will be the Chairman of the new company. Following the acquisition, Ms. Lillian Vernon, the founder, current Chairman of the Board and largest stockholder of the Company, will serve as the Company’s non-executive Chairman as well as the Company’s spokesperson. Ms. Vernon will no longer be responsible for the day-to-day operations of the business, and is expected to own 5% of the acquired company following the merger. Ms. Vernon will not be a director or an officer of the Company subsequent to the merger. Detailed information about the proposed merger can be found in a definitive proxy statement which the Company filed with the Securities and Exchange Commission on May 28, 2003 and thereafter mailed to its stockholders. A special meeting of stockholders will be held on June 23, 2003 to approve the Merger Agreement. The Merger Agreement is also subject to the satisfaction of other closing conditions including the receipt of required financing. If the merger transaction is not consummated under certain circumstances, the Company would be required to pay a merger termination fee of $1,850,000. Commitment letters have been obtained with respect to all necessary financing in connection with the transaction. Furthermore, the Company has agreed to enter into sale and leaseback agreements for its National Distribution Center as part of the financing of the transaction. The transaction is expected to close by June 30, 2003.

Available Information

     Lillian Vernon Corporation is required to file annual and quarterly reports, proxy statements and other information with the SEC. Investors may read and copy any document that Lillian Vernon Corporation files, including this Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Investors may obtain information regarding access to the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company’s SEC filings.

Item 2.	Properties

     The Company’s corporate headquarters and administrative offices are located in a 65,000 square foot building in Rye, New York. The corporate headquarters includes the executive offices, merchandising, creative, marketing, Internet and finance departments, as well as the Business to Business division. This facility is leased under a sublease agreement expiring on January 30, 2005. In addition to base rent, the sublease provides that the Company is responsible for increases in real estate taxes and operating costs over a base year. The Company has two renewal options, each for five years, from the owners of the building, an unaffiliated entity, upon the expiration of the sublease, in 2005.

     The Company’s 821,000 square foot National Distribution Center is located on approximately 61 acres in Virginia Beach, Virginia. The facility became fully operational during the summer of 1988.

     The Company also owned a 154,000 square foot building in Virginia Beach, which it utilized for additional distribution and warehousing space. The Company sold this building in May 2003.

     Almost all distribution and warehousing activities, as well as mail order processing, customer service and most telemarketing activities, are conducted at the Virginia Beach facility.

     The Company leases approximately 20,000 square feet in an office complex in Las Vegas, Nevada, as an additional telemarketing facility. The lease expires March 31, 2005. The Company is responsible for its share of operating expenses, real estate taxes and utility charges. Due to the Company’s restructuring plan (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the Nevada facility was closed in May 2001. The Company attempted to sublease the facility, but was unable to do so. On April 24, 2002 the Company decided to reactivate the facility as a seasonal call center.

     Previously, the Company leased 11,000 square feet in an office building in New Rochelle, New York, which was used as a seasonal telemarketing facility. The lease expired December 31, 2002. The Company did not renew this lease at the end of its term.

     The Company leases sixteen retail locations, which principally serve as outlet stores, in the states of Virginia, New York, Delaware, South Carolina, Rhode Island, Vermont and Tennessee. The typical retail store is approximately 3,000 square feet. The retail store leases expire from fiscal 2004 through fiscal 2009 and contain various renewal options through fiscal 2014. The Company may lease additional outlet store locations on a short-term basis, particularly during the holiday season.

     The Company believes that its facilities are adequate and that its properties are in good condition.

Item 3.	Legal Proceedings

     The Company’s earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company entered into a paper collar contract, the ISDA Master Agreement (the “Agreement”), with Enron North America Corp. (formerly known as Enron Capital and Trade Resources Corp.) (“Enron”) dated as of December 15, 1998. See Item 7A “Quantitative and Qualitative Disclosure about Market Risk” for a description of the Agreement. Enron has sent written notice to the Company alleging that it failed to pay Enron amounts owed pursuant to the Agreement. Additionally, Enron has asserted that the Company’s failure to pay the invoiced amounts constituted an Event of Default and designated March 27, 2002 as the Early Termination Date for all outstanding transactions under the Agreement. At February 22, 2003, the Company has recorded a liability in the amount of $5.6 million to cover all obligations in connection with this contract. On May 12, 2003, the Company signed a Settlement Agreement and Mutual Release with Enron whereby the Company agreed to pay $3.0 million as consideration for the release and settlement of all claims under the paper collar contract. The Settlement Agreement and the Mutual Release have been approved by Enron’s creditors’ committee and the Bankruptcy Court. The Company will record the effect of this release and settlement in the financial statements in fiscal 2004.

     On April 15, 2003, the Company signed a definitive merger agreement (the “Merger Agreement”) with a private equity fund managed by Ripplewood Holdings L.L.C., pursuant to which Ripplewood will acquire the Company for $7.25 per share in cash (“the Merger”). The Company, its directors and Ripplewood Holdings L.L.C. have been named as defendants in a class action lawsuit filed by North Border Investments on or about April 18, 2003 in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiff purports to represent a class of public stockholders of the Company whose stock will be converted into the right to receive the $7.25 per share cash payment on the completion of the Merger. The complaint alleges, among other things, that the $7.25 cash price per share to be paid to stockholders in connection with the Merger is unfair and inadequate. It also alleges that the Company’s directors discouraged other potential buyers from coming forward and thus allowed the price of the Company to be capped. As a result, the plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in approving the Merger Agreement. The complaint seeks unspecified monetary damages, attorneys’ and experts’ fees and injunctive relief that would, if granted, prevent the completion of the Merger. The Company believes the action is wholly without merit and intends to contest it vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is traded on the American Stock Exchange (symbol: LVC). The following table sets forth the high and low sale prices for each quarterly period for the two most recent fiscal years. The stock prices are rounded to the nearest cent.

Quarter Ended	High	Low

May 26, 2001	$8.75	$5.60
August 25, 2001	9.10	7.01
November 24, 2001	9.10	7.06
February 23, 2002	7.75	6.52
May 25, 2002	8.25	6.25
August 24, 2002	8.25	5.50
November 23, 2002	5.95	4.29
February 22, 2003	4.60	3.65

     As of May 16, 2003, there were 360 registered holders of the Company’s Common Stock.

     The Company paid 41 consecutive quarterly cash dividends on its common stock since an initial quarterly dividend of five cents ($.05) per share was paid in May of 1992. The quarterly dividend was increased to seven cents ($.07) per share payable September 1, 1994, and to eight cents ($.08) per share in March 1998. Subsequently, the dividend was reduced to four cents ($.04) per share payable on March 1, 2002. At its February 28, 2002 meeting the Board of Directors voted to discontinue the regular quarterly cash dividend effective after the payment of the March 1, 2002 dividend to conserve cash for reinvestment in the business.

     On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time subject to market conditions. As of September 3, 1998, the Company completed the one million share repurchase program. On October 7, 1998, the Board of Directors approved a new stock repurchase program which authorized the Company to repurchase up to an additional one million shares of its common stock in the open market from time to time subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. As of May 19, 2003, the Company had repurchased 1,178,442 shares at a total cost of approximately $11.4 million under the current stock repurchase program. The Company uses these shares to make matching contributions to its Profit Sharing/401(k) Plan and to issue shares under its Stock Option and Employee Stock Purchase Plans.

Item 6.	Selected Financial Data

     The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying notes presented elsewhere herein.

	Fiscal Years Ended

	February	February	February	February	February
	22, 2003	23, 2002	24, 2001	26, 2000	27, 1999

Operating Results (000’s)
Revenues (1)	$237,990	$259,634	$287,094	$281,044	$296,384
Income (loss) before income taxes	(21,522)	(13,598)	175	10,350	5,079
Income (loss) before cumulative effect of accounting change	(21,522)	(13,598)	(738)	10,350	5,079
Net income (loss)(1)-	(18,602)	(9,089)	(1,378)	6,289	3,139
Per Share
Income (loss) before cumulative effect of accounting change-
Basic and Diluted	$(2.23)	$(1.08)	$(.09)	$.69	$.34
Net income (loss)-
Basic and Diluted(1)	$(2.23)	$(1.08)	$(.16)	$.69	$.34
Book value	8.83	11.01	12.38	12.75	12.37
Dividends	—	.28	.32	.32	.32
Financial Position At Year End (000’s)
Cash and cash equivalents	$24,218	$24,894	$34,180	$35,364	$31,834
Working capital	39,412	52,280	62,723	74,568	69,996
Total assets	100,910	120,757	139,749	141,318	138,206
Long-term obligations	—	—	—	—	—
Commitments (2)
Stockholders’ equity	74,180	91,413	106,973	114,378	113,264
Average shares outstanding (000’s)
Basic	8,347	8,389	8,740	9,128	9,221
Diluted	8,347	8,389	8,740	9,130	9,319

(1)	Effective February 27, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). See Note 1 to the Consolidated Financial Statements. It is estimated that had SAB 101 been adopted for Fiscal 1999, pro forma revenues, net income and earnings per share would have been $297,104, $3,182 and $.35, respectively, for the year ended February 27, 1999 and $280,092, $6,161 and $.67 respectively, for the year ended February 26, 2000.

(2)  See Notes 6, 7, 8 and 16 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth, for the periods indicated, the results of operations as a percentage of revenues.

	Fiscal Years Ended

	February 22,	February 23,	February 24,
	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Product and delivery costs	(59.0)	(59.4)	(56.7)
Selling, general and administrative expenses	(49.2)	(45.8)	(43.0)
Restructuring credit and other (charges)	.2	—	(0.7)

Operating loss	(8.0)	(5.2)	(0.3)
Interest income	0.1	0.3	0.5
Financing expense	(1.1)	(0.3)	(0.1)

Income (loss) before taxes	(9.0)	(5.2)	0.1
(Provision for) benefit from income tax	1.2	1.7	(0.3)
Cumulative effect of accounting change	—	—	(0.2)

Net loss	(7.8)%	(3.5)%	(0.5)%

Fiscal 2003 Compared to Fiscal 2002

     Revenues for fiscal 2003 were $238.0 million compared to $259.6 million last year, a decrease of $21.6 million, or 8.3%. Revenues decreased primarily because of the difficult retail environment and a 7.5% planned reduction in the number of catalogs circulated during the fiscal year ended February 22, 2003. Specifically, the Company’s Neat Ideas catalog was consolidated into its other catalogs; the Sales and Bargains catalog was not mailed in the first quarter; the Spring Favorites as well as the September Christmas Memories catalog were not mailed. Revenue per catalog increased by 1.4% compared to the same period last year. While the total number of orders shipped decreased by approximately 8.1% compared to fiscal 2002, orders received through the Company’s website increased 47% from the prior year, and represented 21% of total orders in fiscal 2003 as compared to 13% last year. The Company believes much of this increase is due to customers now ordering from its website as opposed to ordering by telephone.

     Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing, filling and shipping orders for the

Company’s customers. Product and delivery costs in fiscal 2003 were $140.5 million, a decrease of $13.8 million, or 9.0% compared to $154.3 million for fiscal 2002. This decrease was primarily a result of the decline in the volume of orders shipped by the Company in fiscal 2003. As a percentage of revenue, product and delivery costs decreased from 59.4% in fiscal 2002 to 59.0% in fiscal 2003. The decrease as a percentage of revenue was primarily due to higher gross profit on products sold, as a result of less inventory liquidation in fiscal 2003. Additionally fulfillment costs on a per-order basis declined principally because of increased productivity associated with the pay-for-performance program introduced by the Company in the second quarter of fiscal 2003. The pay-for-performance program rewards Distribution Center employees for increased efficiency. These savings, however, were significantly offset in the current year by the non-recurring consulting fees of approximately $1.6 million paid to implement the program.

     Selling, general and administrative (“SG&A”) expenses were $117.0 million in fiscal 2003 compared to $118.9 million in fiscal 2002, a decrease of $1.8 million, or 1.5%. As a percentage of revenue, SG&A increased from 45.8% in fiscal 2002 to 49.2% in fiscal 2003. The decline in these costs as a result of a 7.5% reduction in circulation was offset by an increase principally due to higher postal rates to mail catalogs, higher software amortization costs of the Company’s upgraded website of $ 1.1 million, higher internet marketing expenditures of $1.1 million and an increase of $1.0 million associated with amortization of catalog costs related to the Company’s paper collar contract (as more fully discussed below).

     The cost of producing, printing and mailing the Company’s catalogs represents the single largest component of SG&A expenses. The Company’s paper cost per page decreased by approximately 9% in fiscal 2003 compared to fiscal 2002, and is expected to rise for fiscal 2004 principally due to tightening in the paper market as well as the Company’s intention to upgrade the quality of the paper used in its Lillian Vernon Core catalogs to improve the appearance of the catalog and increase sales. Postal rates have continued to rise. Postal rate increases of 9% in January 2001 and 1.6% in July 2001 were followed by a further increase in June 2002 of 7.5%. Another increase is not anticipated to occur until 2006. To mitigate the impact of the postal rate increases, the Company takes steps such as reducing the weight of the catalogs, making adjustments to catalog page counts, and increasing the density of the photographs. In addition, the Company increased the shipping and handling fees that are charged to customers in July 2002. Overall, the Company’s average cost to produce and mail a catalog is expected to be higher in fiscal 2004 compared to 2003. The Company expects to significantly reduce catalog circulation in fiscal 2004 to eliminate marginal catalogs and circulation and also plans to reduce its other SG&A expenses.

     The Company continually monitors the paper market and periodically meets with its paper suppliers in order to react to changes in the paper supply market. In addition, the Company entered into a paper collar contract to provide price protection in the form of a floor and ceiling in purchasing certain of its paper requirements. (See Item 7(A)-“Quantitative and Qualitative Disclosure About Market Risk” for further discussion). FAS No. 133 requires that all derivative financial instruments such as this contract be recorded on the balance sheet as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings (losses) are reclassified to earnings in the periods in which earnings are affected by the hedged item. The paper collar contract had been designated, and was effective as a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the paper collar contract was not significant.

     Due to the financial situation of the counterparty, Enron North America Corporation (“Enron”), the Company discontinued hedge accounting subsequent to November 2001. As a result, $1.7 million (net of taxes of $1.1 million) previously recorded in Accumulated Other Comprehensive Losses under hedge accounting through November 24, 2001 are being reclassified to earnings as a component of selling, general and administrative expenses (catalog costs) in the period in which earnings are affected by the paper costs, through the end of the contract. For fiscal years 2003 and 2002, these amounts were $.8 million (net of taxes of $.6 million) and $.2 million (net of taxes of $.1 million), respectively. In addition, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. For fiscal years 2003 and 2002, these amounts were $2.3 million and $.5 million, respectively, on a pre-tax basis. The fair value of the non-current portion of the contract at February 22, 2003 and February 23, 2002 was $2.6 million and $2.8 million, respectively, which is included in other liabilities in the Company’s financial statements.

     At February 22, 2003 the Company has $3.0 million included in accounts payable and accrued expenses relating to this obligation in addition to the fair value of the contract of $2.6 million included in other liabilities. The total liability to Enron recorded as of February 22, 2003 is $5.6 million. On May 12, 2003 the Company signed a Settlement Agreement and Mutual Release with Enron, whereby the Company agreed to pay $3.0 million as consideration for the release and settlement of all claims under the paper collar contract. The Settlement Agreement and Mutual Release have been approved by Enron’s creditors’ committee and the Bankruptcy Court. The Company will record the effect of this release and settlement in the financial statements in fiscal 2004.

     During fiscal 2001, the Company approved a restructuring plan to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy (“the Plan”). Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. On April 24, 2002, the Company decided to reactivate the Las Vegas Call Center as a seasonal call center. As a result of this decision, the remaining accrual of $.4 million for the lease termination costs for this facility was reversed in the first quarter of fiscal 2003.

     Interest income in fiscal 2003 was $.2 million compared to $.7 million income in fiscal 2002. The decrease of $.5 million was due primarily to lower interest rates on the Company’s cash investments as well as lower amounts invested.

     Financing expense was $2.6 million in fiscal 2003, compared to $.8 million in fiscal 2002. The current fiscal year includes a financing charge of $2.3 million to record the change in the fair value of the Company’s paper collar contract. There were no short-term borrowings during fiscal years 2003, 2002 or 2001.

     The Company’s effective income tax benefit rate of 13.6% in fiscal 2003 differs from the statutory rate of 34% primarily due to the Company’s recording of a deferred income tax valuation allowance because of its potential inability to fully realize the benefit from future net deductible expenses and to fully utilize its net operating loss carryforwards prior to expiration. As of February 22, 2003, the Company has recorded a net deferred tax asset of $4.0 million after the recording of the valuation allowance. The ultimate realization of the Company’s net deferred tax asset is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net expenses become deductible and the related net operating loss and tax credit carryforwards may be utilized prior to expiration. The Company’s ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company’s sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income from operations in the periods in which the net expenses become deductible and prior to the expiration of the net operating loss carryforwards. The Company has developed certain tax planning strategies relating to the potential sale and leaseback of its National Distribution Center which could be employed, if necessary, to generate taxable income. However, it has been determined that the taxable income generated by the tax planning strategies will more likely than not be insufficient to fully offset the impact of the future net deductible expenses and fully utilize the net operating loss carryforwards prior to expiration. Therefore, the Company has recorded a tax charge of $4.6 million for the fiscal year 2003 to record a deferred income tax valuation allowance. The Company expects to record a valuation allowance on future tax benefits until it can be determined that it is more likely than not that the deferred tax asset will be realized. The Company did not record a valuation allowance with respect to the net deferred tax asset as of February 23, 2002.

     The net loss for fiscal year 2003 was $18.6 million, compared to the net loss of $9.1 million in fiscal 2002. As more fully discussed above, significant factors affecting the net loss for fiscal year 2003 included financing charges and SG&A (catalog expense) totaling $2.4 million after taxes to account for the Company’s paper collar contract (approximately $1.9 million more than fiscal 2002), a charge of $.7 million after taxes for higher software amortization of the Company’s upgraded website and a charge of $.7 million after taxes, for increased internet advertising expenses. Fiscal 2003 results also included a tax charge associated with the recognition of a deferred tax valuation allowance of $4.6 million, related to the potential inability of the Company to fully realize the benefit from future net deductible expenses and fully utilize its net operating loss and tax credit carryforwards.

Fiscal 2002 Compared to Fiscal 2001

     Revenues for fiscal 2002 were $259.6 million compared to $287.1 million in fiscal 2001, a decrease of $27.5 million, or 9.6%. Revenues decreased primarily because of a 6% reduction in catalog circulation, and 5% lower revenue per catalog mailed, as a result of the recession, the effects of September 11th and consumer concerns about anthrax in the mail. While the overall number of orders received by the Company during fiscal 2002 declined 9.2%, orders received through the Company’s website increased 33% from the prior year, and represent 13% of total orders in fiscal 2002 as compared to 9% last year. The Company believes most of this increase is due to customers now ordering from its website as opposed to ordering by telephone.

     Product and delivery costs include the cost of merchandise sold, the cost of receiving, personalizing, filling and shipping orders for the Company’s customers. Product and delivery costs in fiscal 2002 were $154.3 million, a decrease of $8.3 million, or 5.1% compared to $162.6 million for fiscal 2001. This decrease was primarily a result of the decline in the number of orders received by the Company in fiscal 2002. As a percentage of revenue, product and delivery costs increased from 56.7% in fiscal 2001 to 59.4% in fiscal 2002. This increase was due primarily to postal rate increases on packages shipped to customers, effective in both January 2001 and July 2001, and reduced order volume, which resulted in less productivity and lower absorption of fixed costs in the Company’s National Distribution Center.

     Selling, general and administrative (“SG&A”) expenses were $118.9 million in fiscal 2002 compared to $123.4 million in fiscal 2001, a decrease of $4.5 million, or 3.7%. The principal reasons for the decline in these expenses were a 6% reduction in catalog circulation, and a salary and workforce reduction plan that was implemented by the Company to cut costs. As a percentage of revenue, SG&A increased from 43.0% in fiscal 2001 to 45.8% in fiscal 2002 primarily because of weaker response to the Company’s catalogs. Specifically, the Company’s mailings generated 5% less revenue per catalog in fiscal 2002 than fiscal 2001. Additionally, the continuing investment in Lillian Vernon Online led to an increase in Internet development costs.

     The cost of producing, printing and mailing the Company’s catalogs represent the single largest component of SG&A expenses. The Company’s paper cost per page decreased by approximately 12% in fiscal 2002 compared to fiscal 2001. Postal rates, however, continue to rise. A postal rate increase of 9% in January 2001 was followed by a further increase in July 2001 of 1.6%. To mitigate the impact of the postal rate increases, the Company takes steps such as reducing the weight of the catalogs, making adjustments to catalog page counts, and increasing the density of the photographs.

     In connection with the paper collar contract, the total amount recorded in earnings for fiscal 2002 approximated $.9 million. The Company is hedging transactions through August 2005.

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2.1 million, which included severance pay for a former officer ($.4 million) and costs of a restructuring plan ($1.7 million). The restructuring plan (the “Plan”) was approved in February 2001 to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy. Under the Plan, the Company eliminated approximately 12% of its salaried workforce and closed its Las Vegas, Nevada Call Center, consolidating its operations into the National Distribution Center located in Virginia Beach. The costs of the Plan included $ .7 million for employee-related costs (mostly severance pay), $.3 million of asset write-offs from the call center closure, $.7 million of projected future lease payments and sublease costs for the call center. The restructuring and other charges reduced fiscal 2001 net income by $1.3 million net-of-tax ($.15 per share), and had no material impact on fiscal 2002. As of the end of fiscal 2002, all employee-related costs and asset write-offs have been recorded. The Company has attempted to sublease the Las Vegas facility, but has been unable to do so. On April 24, 2002, the Company decided to reactivate the facility as a seasonal call center.

     Interest income in fiscal 2002 was $.7 million compared to $1.5 million in fiscal 2001. The decrease of $.8 million was due primarily to lower interest rates on the Company’s cash investments as well as lower amounts invested. Financing expense was $.8 million in fiscal 2002, compared to $.3 million in fiscal 2001, principally because a $.5 million financing expense was recorded in the fourth quarter of fiscal 2002 to reflect the valuation of the paper collar contract. There were no short-term borrowings during fiscal year 2002 or 2001.

     The Company’s effective income tax benefit rate of 33.2% in fiscal 2002 is primarily due to the ability of the Company to carry back its fiscal 2002 loss to obtain a refund of prior years’ taxes. As of February 23, 2002, the Company has recorded a net deferred tax asset of $1.4 million. The ultimate realization of the Company’s net deferred tax asset is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net expenses become deductible. The Company’s ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company’s sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income in the periods in which the net expenses become deductible. However, the Company has developed certain tax planning strategies relating to the sale and leaseback of certain of its facilities, which could be employed, if necessary, to generate taxable income in amounts sufficient enough to offset the impact of the net deductible expenses. Accordingly, the Company has not recorded a valuation allowance with respect to the net deferred tax asset as of February 23, 2002. The Company’s unusually high effective income tax rate in fiscal 2001 was primarily due to recognizing the expiration of charitable contribution tax carryforwards. The Company recorded additional tax expense of $.8 million in fiscal 2001 related to the expiration of these credits, which reduced earnings per share by $.09.

     Fiscal 2001 results included a cumulative effect of an accounting change (after-tax) of $.6 million, or $.07 per share, as a result of the adoption of SEC Staff Accounting Bulletin No. 101, relating to revenue recognition.

     The net loss for fiscal year 2002 was ($9.1) million, or ($1.08) per share, compared to the net loss of ($1.4) million, or ($.16) per share, in fiscal 2001.

Seasonality

     The Company’s business is seasonal. Historically, approximately 65% — 75% of the Company’s revenue and substantially all of its net income has been realized during the third and fourth fiscal quarters, which encompass the period September through February. Lower revenue and net losses are typically incurred during the first and second fiscal quarters, comprising the period March through August. The Company believes this is the general pattern associated with other mail order and retail gift businesses.

Liquidity and Capital Resources

     The Company’s cash and cash equivalents totaled $24.2 million as of February 22, 2003; the current ratio was 2.9:1 at February 22, 2003 compared to 3.3:1 at February 23, 2002. The reduction in the current ratio was due principally to lower inventory and prepayments and other current assets as of February 22, 2003 compared to prior year. Included in prepayments and other current assets is an income tax receivable of $4.2 million at February 23, 2002 and there was no comparable receivable at February 22, 2003.

     In fiscal 2003 the Company’s operating activities generated funds of $.3 million, compared to $1.5 million in fiscal 2002. The effect of the $9.5 million increase in net loss year-over-year was partially offset by lower inventory purchases and the collection of the income tax receivable and higher non-cash expenses such as the financing expense related to the Company’s paper collar contract of $2.3 million and higher amortization costs of $1.4 million. Inventory levels were $9.5 million or 35.6% lower this year as compared to last year reflecting the Company’s successful efforts to reduce inventory and enhance cash flow. The Company did not borrow money in fiscal 2003; its working capital needs were met with funds on hand and cash generated from operations.

     In fiscal 2003 the Company’s use of funds for investing activities totaled $1.4 million. Capital spending in fiscal 2003 was $1.2 million. These expenditures were made principally to upgrade the Company’s computer equipment and distribution machinery and equipment. For fiscal 2004 the Company will continue to implement tight controls on capital expenditures and make commitments for items that have a positive return on investment.

     The Company has commitments under non-cancelable operating leases for real estate and equipment that total $7.8 million for the six fiscal years ending 2004 through 2009.

     The Company generated $.5 million of cash from the reissuance of common stock through its employee benefit plans during fiscal 2003, compared to $.6 million in fiscal 2002.

     The Company paid 41 consecutive quarterly cash dividends on its common stock since an initial quarterly dividend of five cents ($.05) per share was paid in May of 1992. The quarterly dividend was increased to seven cents ($.07) per share payable September 1, 1994, and to eight cents ($.08) per share in March 1998. Subsequently, the dividend was reduced to four cents ($.04) per share payable on March 1, 2002. At its February 28, 2002 meeting the Board of Directors voted to discontinue the regular quarterly cash dividend effective after the payment of the March 1, 2002 dividend to conserve cash for reinvestment in the business. The Company will evaluate its dividend policy on an ongoing basis in view of its earnings, financial position, capital requirements and other relevant factors.

     On October 10, 1995, the Board of Directors authorized the Company to repurchase up to 1 million shares of its common stock in the open market from time to time subject to market conditions. As of September 3, 1998, the Company completed the one million share repurchase program. On October 7, 1998, the Board of Directors approved a new stock repurchase program which authorized the Company to repurchase up to an additional one million shares of its common stock in the open market from time to time subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. The Company has repurchased 1,178,442 shares at a total cost of approximately $11.4 million under the current stock repurchase program. No shares have been purchased since February 28, 2002. The Company uses these shares to make matching contributions to its Profit Sharing/401(k) Plan and to issue shares under its Stock Option and Employee Stock Purchase Plans.

     On May 8, 2003, the Company amended its revolving credit facility. The facility now provides for an available credit line totaling $15 million, which will expire on August 31, 2003. A portion of the credit facility (up to $5 million) can be used for general corporate purposes including working capital needs and capital expenditures and the balance of the facility (up to $10 million) can be used for letters of credit to purchase inventory. If the Company draws down on the $5 million portion of the credit line the Company has agreed to give the bank a security interest in its accounts receivable and on all of the personal property at its Distribution Center in Virginia Beach, Virginia, including inventory and equipment. At the Company’s option interest is payable at a) LIBOR plus 100 basis points, b) prime rate, c) bankers’ acceptance rate plus 100 basis points, or d) a fixed rate. The Company is subject to various quarterly financial covenants principally relating to its earnings, working capital, net worth, interest coverage ratio and capital spending restrictions. The Company may not be able to meet all of its financial covenants on a quarterly basis. While the Company has amended its facility in the past in order to meet these covenant requirements, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company. In the event that the Company cannot meet all of the financial covenants and it is not able to obtain an amendment or a waiver, it would be in default and the lenders could declare any funds borrowed under the credit line immediately due and payable and could require additional collateral with respect to the letters of credit. In addition, if the Merger Agreement with Ripplewood Holdings L.L.C. (see Note 16 to the Consolidated Financial Statements) is not consummated by August 31, 2003 or if the Merger Agreement is terminated before that date an event of default will occur. At that time, the Company will need to obtain a new credit facility. There can be no assurance that the Company will be able to obtain a new credit facility that would be on terms satisfactory to the Company. The Company has not borrowed under the credit line in fiscal years 2003 or 2002, however the Company has used letters of credit to purchase inventory. During the fiscal years ended 2003 and 2002 the highest level of outstanding letters of credit amounted to approximately $6,465,000 and $8,679,000, respectively. At February 22, 2003 the Company had outstanding letters of credit of $5,096,000 for the purchase of inventory in the normal course of business.

     On April 6, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island for a cash purchase price of $2.8 million. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings targets during the five fiscal years commencing February 27, 2000. The maximum amount of potential future payments through the remaining two fiscal years of the agreement is $1.0 million. No such payments have been required to date.

     On April 15, 2003, the Company signed a definitive Merger Agreement with a private equity fund managed by Ripplewood Holdings L.L.C. pursuant to which Ripplewood will acquire the Company for $7.25 per share in cash. Ripplewood’s Industrial Partner, ZelnickMedia, will be responsible for the day-to-day management of the Company. The Company will continue to operate in the catalog and direct marketing business. The Company also simultaneously entered into a consulting agreement with ZelnickMedia Corporation under which the Company agreed to pay ZelnickMedia $62,500 per month for advisory and consulting services. Mr. Strauss Zelnick will be the Chairman of the new company. Following the acquisition, Ms. Lillian Vernon, the founder, current Chairman of the Board and largest stockholder of the Company, will serve as the Company’s non-executive Chairman as well as the Company’s spokesperson. Ms. Vernon will no longer be responsible for the day–to-day operations of the business, and is expected to own 5% of the acquired company following the merger. Ms. Vernon will not be a director or an officer of the Company subsequent to the merger. Detailed information about the proposed Merger can be found in a definitive proxy statement which was filed with the Securities and Exchange Commission on May 28, 2003 and thereafter mailed to its stockholders. A special meeting of stockholders will be held on June 23, 2003 to approve the Merger Agreement. The Merger Agreement is also subject to the satisfaction of other closing conditions, including the receipt of required financing. If the Merger transaction is not consummated, under certain circumstances the Company would be required to pay a merger termination fee of $1,850,000. Commitment letters have been obtained with respect to all necessary financing in connection with the transaction. The Company has agreed to enter into sale and leaseback agreements for its National Distribution Center as part of the financing of the transaction. The transaction is expected to close by June 30, 2003.

     The Company continues to focus on returning to profitability through evaluating business operations and implementing changes that will increase efficiency, reduce costs and improve cash flow. For fiscal 2004, the Company plans to scale back catalog circulation to eliminate marginal catalogs and circulation and also plans to reduce its SG&A expenses. The Company is also testing new forms of advertising; particularly on the Internet, in order to increase revenues.

     On May 15, 2003, the Company sold the smaller of its warehouses for $4,300,000 of net cash proceeds. In order to generate additional cash flow, the Company could, if required enter into a sale/leaseback arrangement of its National Distribution Center.

     The Company believes that its cash flow from operations, funds on hand, its existing credit facility and additional borrowing capacity will be sufficient to meet its operating needs for the upcoming fiscal year, even if the Merger Agreement is not consummated.

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

Recently Issued Accounting Standards

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which the Company is required to adopt on February 23, 2003 or the beginning of fiscal 2004. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of FAS 146 will be effective for any exit and disposal activities initiated in fiscal 2004.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimatable and also requires a guarantor to make new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of the accounting requirements of Interpretation No. 45 to have a material impact on its consolidated financial position or results of operations and the Company has adopted the disclosure requirements.

     In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FAS 123,

which provided alternative transition methods to the expensing of employee stock-based compensation under FAS 123. The Company is not required to adopt the fair value method prescribed by FAS 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB No. 25.

Forward Looking Statements

     Except for the historical information contained herein, statements included in this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company’s future performance, including, without limitation, statements with respect to the Company’s anticipated results of operations, revenues, cash flows and/or level of business. Such statements represent the Company’s current expectations only and are subject to certain risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected. Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, including possible disruptions caused by the current global situation, and possible future increases in operating costs including postage and paper costs.

Critical Accounting Policies and Estimates

     In addition to the forward-looking estimates and assumptions mentioned in the paragraph above, the accounting policies listed below represent the Company’s most critical accounting policies with respect to the financial results reported.

Provision for Inventory Allowance

     The Company records a charge to product and delivery costs in the current year related to products in inventory that it expects to sell below its cost. These estimates are based on assumptions of future sales, prices, and disposition plans. If actual sales are less favorable than those projected, additional write-downs may be required.

Catalog Costs

     Catalog costs are deferred ($4.0 million as of February 22, 2003) and amortized over the estimated useful life of the catalog, generally three months. The estimated life is based on the projected total revenues of the catalog. The related costs of the catalog are expensed according to the percentage that actual revenue as of an income statement date comprises of total revenue projected at that time. Should this future sales projection prove to be incorrect, catalog costs may not be properly matched to the proper periods that include the revenues.

Income Taxes

     The Company accounts for income taxes in accordance with FAS 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. FAS 109 also requires that deferred assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company evaluates quarterly the realizability of the deferred tax assets by assessing the need for a valuation allowance and by adjusting the amount of such allowance if necessary. The factors used to assess the likelihood of realization is the Company’s forecast of future taxable income and the available tax planning strategies that could be implemented to realize the net deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include but are not limited to general economic conditions and the Company’s sales levels and profit margins in future periods. As of February 22, 2003 the Company has a net deferred tax asset recorded of $4.0 million, ($8.6 million, net of a valuation allowance of $4.6 million.)

Capitalized Software Costs

     Capitalized software costs are amortized over estimated useful lives of two to five years. Should it be decided that the actual useful lives of these assets are less than those estimated due to technology changes or operability of the software or other reason, there would be a significant negative impact on the future earnings of the Company. As of February 22, 2003 the Company has recorded capitalized software of $1.7 million, ($13.1 million net of accumulated amortization of $11.4 million.)

Paper Collar Contract

     The Company has a paper collar contract with a third party. (See Item 7a-“Quantitative and Qualitative Disclosure about Market Risk”). Since the end of the third quarter of fiscal 2002, the Company discontinued hedge accounting, and therefore, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. The fair value of the Company’s contract is based on projected future paper prices. The price of paper is dependent upon supply and demand in the marketplace. If paper prices vary from those estimated the Company would be required to record an additional liability.

Item 7a	Quantitative and Qualitative Disclosure about Market Risk

     The Company’s earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company entered into a paper collar contract in December 1998. This contract covered certain grades of paper used by the Company to produce its catalogs. There was a floor and ceiling on paper prices within the contract. If paper prices remained within the range of the contract there would have been no payment to either party to the contract. If paper prices exceeded the established ceiling the Company would have been entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fell below the established floor the Company would have been required to pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract has an expiration date of August 2005.

     The paper collar contract had been designated as, and was effective as, a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the paper collar contract was not significant.

     Due to the financial situation of the counterparty, Enron North America Corporation (“Enron”), the Company discontinued hedge accounting subsequent to November 2001. As a result, $1.7 million (net of taxes of $1.1 million) previously recorded in Accumulated Other Comprehensive Losses under hedge accounting through November 24, 2001 are being reclassified to earnings as a component of selling, general and administrative expenses (catalog costs) in the period in which earnings are affected by the paper costs, through the end of the contract. For fiscal year 2003 this amount was $.8 million (net of taxes of $.6 million). In addition, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. For fiscal year 2003 this amount was $2.3 million on a pre-tax basis. The fair value of the non-current portion of the contract at February 22, 2003 was $2.6 million which is included in other liabilities in the Company’s financial statements.

     On February 22, 2003 the Company had $3.0 million included in accounts payable and accrued expenses relating to this obligation in addition to the fair value of the contract of $2.6 million included in other liabilities. The total liability to Enron recorded as of February 22, 2003 is $5.6 million. On May 12, 2003 the Company signed a Settlement Agreement and Mutual Release with Enron, whereby the Company agreed to pay $3.0 million as consideration for the release and settlement of all claims under the paper collar contract. The Settlement Agreement and Mutual Release have been approved by Enron’s creditors’ committee and the Bankruptcy Court. The Company will record the effect of this release and settlement in the financial statements in fiscal 2004.

Item 8.	Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data are found in Part IV at pages F-1 through F-25 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position of the Directors and Executive Officers of the Company:

Directors

Name	Age	Position

Lillian Vernon	75	Chairman of the Board and Chief Executive Officer

Richard A. Berman	58	Director

Elizabeth M. Eveillard	56	Director

Jonah Gitlitz	74	Director

David C. Hochberg	46	Director, Vice President – Public Affairs

Joel Salon	59	Director

Bert W. Wasserman	70	Director

Executive Officers

Lillian Vernon	75	Chairman of the Board and Chief Executive Officer

Kevin A. Green	45	President

Richard P. Randall	65	Executive Vice President, Chief Operating Officer and Chief Financial Officer

Norman Foster	59	Senior Vice President – Quality Assurance, Outlet Stores

Paul C. Pecorin	63	Senior Vice President – Chief Information Officer

William L. Sharkey, Jr.	53	Senior Vice President – Human Resources

Ralph J. Thomann	60	Senior Vice President — Operations

Susan C. Handler	42	Vice President, Corporate Controller/Secretary

David C. Hochberg	46	Vice President – Public Affairs and Director

     Lina V. LoRusso’s employment as Senior Vice President — Merchandising terminated on May 2, 2003.

     Lillian Vernon is the founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since the Company’s inception. She served as President from inception until July 1989. Lillian Vernon is the mother of David Hochberg, an officer, director, and a principal stockholder of the Company. Ms. Vernon also serves on the boards of several not-for-profit organizations including New York University and Lincoln Center for the Performing Arts. On April 16, 2003, the Company announced the signing of a definitive merger agreement with a private equity fund managed by Ripplewood Holdings L.L.C. pursuant to which Ripplewood will acquire Lillian Vernon Corporation for $7.25 per share in cash. Following the acquisition, Ms. Vernon, will continue to serve as the Company’s non-executive Chairman as well as the Company’s spokesperson. Ms. Vernon will no longer be responsible for the day-to-day operations of the business, and is expected to own 5% of the acquired company following the merger. Ms. Vernon is currently a member of the Executive Committee.

     Richard A. Berman – Director since 1997 — He has served as President of Manhattanville College since January 1995. From November 1991 until December 1994, he was employed by Howe-Lewis International, first serving as President of North America, and finally as President and Chief Executive Officer of that company. Howe-Lewis International is a company engaged in executive search and management consulting in a variety of industries. Before joining Howe-Lewis International, Mr. Berman was engaged for over 20 years in the health care industry. Mr. Berman serves on the boards of several not-for-profit organizations including Health Insurance Plan of Greater New York, HIP Foundation, and The Independent College Fund. Mr. Berman is a member of the Executive, Compensation and Audit Committees.

     Elizabeth M. Eveillard – Director since 1997 — She served as Senior Managing Director and Consultant, respectively, Investment Banking Division of Bear Stearns Co. Inc. from December 2000 until May 2003. She served as Managing Director, Investment Banking Division of PaineWebber Incorporated from April 1988 until December 2000. Prior to her association with PaineWebber Incorporated, Ms. Eveillard served in various capacities, rising ultimately to Managing Director at Shearson Lehman Brothers. Ms. Eveillard serves on the board of directors of Mayors Jewelers, Inc., Retail Ventures, Inc. and Too Inc. and on the boards of two private companies. Ms. Eveillard also serves on the boards of two not-for-profit organizations. Ms. Eveillard is a member of the Compensation Committee and effective May 20, 2003, is a member of the Audit Committee.

     Jonah Gitlitz – Director since 1997 — He was appointed Acting President of the Company on December 18, 1998 and served in that capacity until June, 2000, when Kevin Green was appointed President. Mr. Gitlitz served as President and Chief Executive Officer of the Direct Marketing Association (“DMA”) from January 1985 through December 1996. He joined the DMA in May 1981 as Senior Vice President, Public Affairs. Prior to joining the DMA, he served as Executive Vice President of the American Advertising Federation from 1968 to 1981. Since January 1997, when he retired from the DMA, Mr. Gitlitz has been involved in management consulting activities. He serves on the boards of several non-profit organizations and private companies. Mr. Gitlitz is a member of the Compensation and Audit Committees.

     David C. Hochberg – Director since 1978 – He has served as Vice President – Public Affairs since 1986. He joined the Company in 1978 and was subsequently promoted to Director-Public Affairs. Mr. Hochberg is a member of the Executive Committee.

     Joel Salon – Director since 1999 – He is a senior partner of the law firm of Salon, Marrow, Dyckman & Newman, LLP, which acts as general and securities counsel to the Company.

     Bert W. Wasserman – Director since 1995 – He served as Executive Vice President and Chief Financial Officer of Time Warner, Inc. from 1990 until his retirement in 1995 and served on the Board of Directors of Time Warner, Inc. and its predecessor company, Warner Communications, Inc., from 1981 to 1993. He joined Warner Communications in 1966 and had been an officer of that company since 1970. Mr. Wasserman is a director of the Dreyfus Family of Funds. He is also a director of PSC, Inc. In February 2003, Mr. Wasserman joined the Board of Directors of Arotech Corp. as a Director and Chairman of their Audit Committee. Mr. Wasserman is a graduate of Baruch College on whose Board he has served as Vice President, President and continues to serve on the Board of Directors. Mr. Wasserman is a Certified Public Accountant and received a law degree from Brooklyn Law School. Mr. Wasserman is a member of the Compensation and Audit Committees.

     Kevin A. Green was appointed as President in June 2000 after serving as Executive Vice President — Marketing/Merchandising/Lillian Vernon Online since March 2000. He previously served as Senior Vice President-Marketing since April 1996. From December 1993 until April 1996, he served as Vice President - Marketing. Mr. Green joined the Company in March 1990 as Manager — Marketing and subsequently in April 1992 was promoted to Director-Marketing. Prior to joining the Company, Mr. Green held various marketing positions at Doubleday Book and Music Club and Better Homes and Gardens Book Club.

     Richard P. Randall rejoined the Company in May 2002 as Executive Vice

President, Chief Operating Officer and Chief Financial Officer. Mr. Randall had previously served as Senior Vice President — Chief Financial Officer of the Company from September 1998 until May 2000, at which time he became Senior Vice President and Chief Financial Officer of Coach, Inc. From September 1997 until he originally joined the Company, Mr. Randall was a management consultant providing financial and management services to Perry Ellis International f/k/a Supreme International Inc., a men’s sportswear designer/importer and Mondo, Inc., a men’s better sportswear designer/importer. Mr. Randall held senior management positions with Salant Corporation, a men’s multinational apparel manufacturer/importer, Warner Cosmetics, Inc. (a subsidiary of Warner Communications) and Revlon, Inc. Mr. Randall is a Certified Public Accountant.

     Norman Foster joined the Company in August 1983 as Director of Distribution and served in that position until March 1988 when he assumed the position of Director of Inventory. In May 1992 Mr. Foster was promoted to Vice President-Quality Assurance. In December 1998, he was promoted to Senior Vice President — Quality Assurance and in June 2001 he was named Senior Vice President — Outlet Stores. From 1969 until he joined the Company in 1983, Mr. Foster held various distribution, inventory, operational and production planning positions for the Sherwin Williams Co., a paint manufacturing and distribution company.

     Paul C. Pecorin was promoted to Senior Vice President — Chief Information Officer in July 1997. Prior to his promotion, he served as Vice President-Chief Information Officer since joining the Company in 1984. From 1982 until he joined the Company, Mr. Pecorin was Vice President-Systems of Lands’ End, Inc., a direct mail catalog company marketing apparel and related products. Prior to his employment at Lands’ End, Inc., Mr. Pecorin was manager, systems development for Pratt & Whitney Aircraft Co.

     William L. Sharkey, Jr. was promoted to Senior Vice President — Human Resources in June 2001. From 1995 until his promotion, he served as Vice President — Human Resources. Prior to his promotion as Vice President and since joining the Company in August 1990, he served as Director — Human Resources. From 1980 until he joined the Company, Mr. Sharkey was Director of Personnel for Anheuser-Busch/Busch Gardens in Williamsburg, Virginia. From 1972 until 1980, Mr. Sharkey held various personnel and operational management positions in the theme park industry with Busch Gardens and Opryland, USA.

     Ralph J. Thomann was promoted to Senior Vice President-Operations in January 1998. Prior to his promotion he served as Vice President — Operations since July 1996. Since joining the Company in February 1984, Mr. Thomann has held a variety of positions including Vice President-Distribution, Director-Order Processing, Director-Distribution, and Director-Engineering. From June 1967 until joining the Company, Mr. Thomann held various engineering positions with Avon Products, Inc., a manufacturer and distributor of cosmetics and beauty related products.

     Susan C. Handler joined the Company in April 1989 as Corporate Controller and Secretary. She was promoted to Vice President in July 1994. From 1982 to April 1989, Ms. Handler was employed by Coopers & Lybrand, a predecessor of PricewaterhouseCoopers LLP, Certified Public Accountants, in various capacities, the last position being as audit manager. Ms. Handler is a Certified Public Accountant.

Meetings of Board of Directors and Committees

     During the last fiscal year, the Board of Directors held six meetings. The Company believes that attendance at meetings is one means by which Directors can contribute to the effective management of the Company and that the contributions of all Directors have been substantial and highly valued.

     The Compensation Committee, which administers the Company’s employee compensation plans, met five times in fiscal 2003. The Audit Committee, which reviews and makes recommendations to the Board of Directors with respect to the Report of the Independent Accountants and reviews the accounting systems and controls of the Company on a continuous basis, met two times in fiscal 2003.

     All of the Directors attended at least 75% of the aggregate of all Board meetings and meetings of the committees of the Board of which he or she is a member.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the American Stock Exchange. Officers, Directors and greater-than-10% stockholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during Fiscal 2003, all Section 16(a) filing requirements applicable to its Officers, Directors and greater-

than-10% beneficial owners were complied with in a timely fashion.

Item 11.	Executive Compensation

Summary Compensation Table

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (determined as of February 22, 2003) (the “Named Executive Officers”) for the Company’s last three fiscal years:

						Long Term Compensation

		Annual Compensation				Awards		Payouts

	Fiscal			Other Annual		Restricted	Number	Long Term	All Other
Name & Principal	Year			Compensation		Stock	of	Incentive	Compensa-
Position	Ended	Salary(1)	Bonus	(2)		Award(s)	Options	Payouts	tion(6)

Lillian Vernon	2/22/03	$460,440	$0	$463,450	(3)	$0	100,000	$0	$121,051
Chairman of the	2/23/02	459,360	0	463,450	(3)	0	50,000	0	144,270
Board and Chief	2/24/01	468,000	0	463,450	(3)	0	75,000	0	188,092
Executive Officer
Kevin A. Green	2/22/03	$295,154	$0	$0		$0	25,000	$0	$9,105
President	2/23/02	294,461	0	0		0	24,000	0	8,380
	2/24/01	285,577	0	0		0	25,000	0	8,555
Lina V. LoRusso	2/22/03	$236,123	$0	$0		$0	25,000	$0	$9,105
Senior Vice	2/23/02	234,992	0	0		0	24,000	0	8,380
President,	2/24/01	220,059	0	0		0	10,000	0	8,555
Merchandising (5)
Richard P. Randall	2/22/03	$227,308	$0	$0		$0	25,000	$0	$9,105
Executive Vice
President, Chief
Operating Officer,
Chief Financial
Officer(4)
Ralph J. Thomann	2/22/03	$206,608	$0	$0		$0	25,000	$0	$9,357
Senior Vice	2/23/02	202,177	0	0		0	24,000	0	8,622
President,	2/24/01	200,000	0	0		0	22,000	0	10,940
Operations

(1)	Consists of base salaries.

(2)	Perquisites to any executive officer (except as noted) did not exceed, for such individual, the lesser of $50,000 or 10% of compensation.

(3)	Represents payment of deferred compensation from fiscal years 1986 - 1989.

(4)	Mr. Randall rejoined the Company on May 21, 2002.

(5)	Ms. LoRusso left the Company on May 2, 2003.

(6)	All Other Compensation consists of employer contributions pursuant to the Company’s Profit Sharing/401(K) Plan (profit sharing amounts estimated), compensation related to split-dollar life insurance premiums, and above-market earnings on deferred compensation, in the following amounts:

					Split-
	Fiscal				dollar
	Year	Profit		401(k) Matching	Life	Above-Market
Name	Ended	Sharing		Contribution	Insurance	Earnings

Lillian Vernon	2/22/03	$3,605		$0	$3,366	$114,080
	2/23/02	3,064	(3)	0	3,073	138,133
	2/24/01	2,943	(3)	0	27,850	157,299
Kevin A. Green	2/22/03	$3,605		$5,500	$0	$0
	2/23/02	3,130		5,250	0	0
	2/24/01	3,305		5,250	0	0
Lina V. LoRusso (2)	2/22/03	$3,605		$5,500	$0	$0
	2/23/02	3,130		5,250	0	0
	2/24/01	3,305		5,250	0	0
Richard P. Randall (1)	2/22/03	$3,605		$5,500	$0	$0
Ralph J. Thomann	2/22/03	$3,605		$5,500	$252	$0
	2/23/02	3,130		5,250	242	0
	2/24/01	3,305		5,250	2,385	0

(1)	Mr. Randall rejoined the Company on May 21, 2002.

(2)	Ms. LoRusso left the Company on May 2, 2003.

(3)	Ms. Vernon’s profit sharing contributions had erroneously been omitted from this table in the past. Such amounts comprised less than .5% of her total compensation.

Option Grants in the Last Fiscal Year

     The following table sets forth information concerning grants of stock options to the Named Executive Officers during the Company’s fiscal year ended February 22, 2003.

		Percent
		of Total			Potential Realizable
		Options			Value at Assumed
		Granted			Annual Rates of Stock
	Number	to			Price Appreciation
	of	Employees	Exercise		for Option Term(1)
	Options	in Fiscal	Price Per	Expiration
Name	Granted(2)	Year	Share	Date	5%	10%

Lillian Vernon	100,000	19.12%	$6.85	April 21,	$430,793	$1,091,714
				2012
Kevin A. Green	25,000	4.78%	$6.85	April 21,	$107,698	$272,928
				2012
Lina V. LoRusso (4)	25,000	4.78%	$6.85	April 21,	$107,698	$272,928
				2012
Richard P. Randall(3)	25,000	4.78%	$7.85	May 20,	$123,421	$312,772
				2012
Ralph J. Thomann	25,000	4.78%	$6.85	April 21,	$107,698	$272,928
				2012

(1)	In accordance with SEC rules, these columns show gains that might exist for the respective options over a period of ten years. This valuation is hypothetical; if the stock price does not increase above the exercise price, compensation to the Named Executive Officers will be zero. There is no guarantee that if and when the options are exercised, they will have these values. Pursuant to a proposed merger transaction with Ripplewood Holdings L.L.C., each officer holding options with an exercise price of $7.25 or below will receive cash consideration equal to the difference between the option price of such shares and $7.25 per share, which represents $40,000 to Ms. Vernon and $10,000 to each of Mr. Green and Mr. Thomann, and $8,600 to Ms. LoRusso.

(2)	One third of the options are exercisable on April 22, 2003, 2004 and 2005, respectively.

(3)	Mr. Randall rejoined the Company on May 21, 2002. One third of his options are exercisable on May 21, 2003, 2004 and 2005 respectively.

(4)	Ms. LoRusso left the Company on May 2, 2003.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information concerning the exercise of options by the Named Executive Officers of the Company during the Company’s fiscal year ended February 22, 2003, and the value of unexercised options held by the Named Executive Officers as of the end of the fiscal year:

	Shares		Number of Unexercised	Value of Unexercised In-
	Acquired		Options at Fiscal Year-	the-Money Options at
	on	Value	End(2)	Fiscal Year-End(1)
Name of Individual	Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Lillian Vernon	0	$0
Exercisable			266,667	$0
Unexercisable			83,333	$0
Kevin A. Green	0	$0
Exercisable			115,834	$0
Unexercisable			24,666	$0
Lina V. LoRusso (4)	0	$0
Exercisable			51,334	$0
Unexercisable			24,666	$0
Richard P.Randall(3)	0	$0
Exercisable			8,334	$0
Unexercisable			16,666	$0
Ralph J. Thomann	0	$0
Exercisable			97,334	$0
Unexercisable			24,666	$0

(1)	Calculated using the fair market value of shares at the close of the market on February 22, 2003, of $4.00. Pursuant to the proposed merger agreement with Ripplewood Holdings, L.L.C., each officer holding options with an exercise price of $7.25 or below, whether such options are currently exercisable or not yet exercisable, will receive cash consideration equal to the difference between the option price of such shares and $7.25 per share.

(2)	Exercisable options include those exercisable as of February 22, 2003 and within 60 days thereof.

(3)	Mr. Randall rejoined the Company on May 21, 2002.

(4)	Ms. LoRusso left the Company on May 2, 2003.

Item 12.	Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of May 16, 2003, the beneficial ownership of the Company’s shares by (i) the Chief Executive Officer and the four other most highly compensated executive officers of the Company at the end of the fiscal year; and (ii) the directors; and (iii) all executive officers and directors as a group.

			Percentage of
			Shares Outstanding
	Amount of Shares		and Owner's Options
Name and Address of	Beneficially		Exercisable
Beneficial Owner	Owned		Within 60 Days

Lillian Vernon(1)	2,512,369	(2)(3)	28.9%
David C. Hochberg(1)	1,347,000	(4)(5)	15.8%
Elizabeth M. Eveillard(1)	32,500	(6)	*
Jonah Gitlitz(1)	30,500	(6)	*
Richard A. Berman(1)	29,100	(6)	*
Joel Salon(1)	22,000	(7)	*
Bert W. Wasserman(1)	41,000	(8)	*
Kevin A. Green(1)	115,869	(9)	1.4%
Lina V. LoRusso(1)	51,349	(10)	*
Ralph J. Thomann(1)	97,334	(11)	1.1%
Richard C. Randall (1)	8,334	(12)	*
Lillian Vernon Foundation, Inc.(13)	119,998		1.4%
David Hochberg Foundation(15)	40,000		*
All Executive Officers and Directors as a group (15	4,683,451		48.9%
persons)(14)

*	Less than 1.0%.

(1)	The address of the stockholders is One Theall Road, Rye, New York 10580.

(2)	Includes 119,998 Shares owned by the Lillian Vernon Foundation (the “Foundation”). Lillian Vernon is the sole trustee of the Foundation.

(3)	Includes options to purchase 266,667 shares which are presently exercisable or which become exercisable within 60 days of the date hereof.

(4)	Includes 40,000 shares owned by the David Hochberg Foundation. David Hochberg is the sole trustee of the David Hochberg Foundation.

(5)	Includes options to purchase 90,000 shares which are presently exercisable or which become exercisable within 60 days of the date hereof.

(6)	Includes options to purchase 28,500 shares which are presently exercisable or which become exercisable within 60 days of the date hereof.

(7)	Includes options to purchase 21,000 shares which are presently exercisable or which become exercisable within 60 days of the date hereof. Also includes 250 shares owned by Mr. Salon’s wife, of which he disclaims beneficial ownership.

(8)	Includes options to purchase 36,000 shares which are presently exercisable or which become exercisable within 60 days of the date hereof.

(9)	Includes options to purchase 115,834 shares which are presently exercisable or which become exercisable within 60 days of the date hereof.

(10)	Includes options to purchase 51,334 shares which are presently exercisable or which become exercisable within 60 days of the date hereof. Ms. LoRusso left the Company on May 2, 2003.

(11)	Includes options to purchase 97,334 shares which are presently exercisable or which become exercisable within 60 days of the date hereof.

(12)	Includes options to purchase 8,334 shares which are presently exercisable or which become exercisable within 60 days of the date hereof.

(13)	The address of the Lillian Vernon Foundation is 8 Dublin Hill Road, Greenwich, Connecticut.

(14)	Includes 119,998 shares owned by the Lillian Vernon Foundation, of which Lillian Vernon is the sole trustee. Includes 40,000 shares owned by the David Hochberg Foundation, of which David Hochberg is the sole trustee. Includes options to purchase 1,144,337 shares which are presently exercisable or which become exercisable within 60 days of the date hereof.

(15)	The address of the David Hochberg Foundation is c/o Lillian Vernon Corporation. One Theall Road, Rye, New York 10580.

Stock Ownership of Certain Beneficial Owners

     The following table sets forth, as of May 16, 2003, the beneficial ownership of the Company’s shares by persons who are believed to beneficially own more than 5% of the shares of the Company.

	Amount of Shares	Percentage of
Name and Address of Beneficial	Beneficially	Shares
Owner	Owned	Outstanding

Gabelli Funds, Inc.(1)	2,226,712 (2)	26.4%
Dimensional Fund Advisors,	645,650 (4)	7.7%
Inc.(3)

(1)	The address of Gabelli Funds, Inc., is One Corporate Center, Rye, New York 10580-1434.

(2)	The number of shares is based upon an amended Schedule 13-D filed by Gabelli Funds, Inc. and affiliates, dated April 21, 2003. The shares include shares owned by entities that may be deemed to be controlled or under the control of Gabelli Funds, Inc.

(3)	The address of Dimensional Fund Advisors (“Dimensional”) is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(4)	The number of shares is based upon a Schedule 13-G filed by Dimensional as of February 12, 2003. All shares reported are owned by investment companies and other investment vehicles managed by Dimensional to which Dimensional disclaims beneficial ownership therein.

Item 13.	Certain Relationships and Related Transactions

Director Compensation

     The Company pays Mr. Salon, Ms. Eveillard and Mr. Gitlitz an annual retainer of $20,000, and Richard A. Berman and Bert W. Wasserman, Chairpersons of the Compensation and Audit Committees, respectively, an annual retainer of $22,500. Additionally, all non-employee Directors receive $1,000 (plus expenses) per Board meeting attended and $1,000 (plus expenses) per Committee meeting attended.

     The Company has a Stock Option Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), which provides for a grant of options to purchase not less than 2,500, nor more than 15,000 shares of Common Stock to non-employee directors on the date of appointment to the Board of Directors, as well as on the date of each Annual Meeting, the amount to be determined by the directors who are ineligible to receive options under the Non-Employee Directors Plan. Such options have an exercise price equal to 100% of the fair market value per share of Common Stock on the day the option is granted.

     In fiscal 2003, Messrs. Wasserman, Berman, Gitlitz and Ms. Eveillard, each received options to purchase 5,000 shares at an exercise price of $6.60 per share, pursuant to the Non-Employee Directors Plan.

     In fiscal 2003, Mr. Salon received options to purchase 5,000 shares at an exercise price of $6.60 per share, pursuant to the Company’s 1997 Performance Unit, Restricted Stock, Non-Qualified Option, and Incentive

Stock Option Plan.

Certain Transactions with Executive Officers and Directors

     Effective February 27, 1985, Fred P. Hochberg, then an officer and director of the Company, entered into a deferred compensation agreement with the Company that provided for deferred compensation for four years commencing in fiscal 1986. This agreement, as amended, provides that his retirement benefit is $5,525,000, payable over a 10 year period commencing 2017, and that his death benefit calculated as of February 22, 2003 was $2,226,325. The agreement further provides that these payments are due Mr. Hochberg or his beneficiaries whether or not he is employed by the Company.

     Effective February 27, 1985, David C. Hochberg entered into a deferred compensation agreement with the Company that provided for deferred compensation for four years commencing in fiscal 1986. This agreement, as amended, provides that his retirement benefit is $3,540,000, payable over a 10 year period commencing 2022, and that his death benefit calculated as of February 22, 2003 was $1,112,684. The agreement further provides that these payments are due Mr. Hochberg or his beneficiaries whether or not he is employed by the Company.

     Joel Salon is senior partner of Salon, Marrow, Dyckman & Newman, LLP, which firm provides legal services to the Company.

     On May 21, 2002, Richard P. Randall and the Company entered into a letter of employment which provides for an annual base salary of $300,000, options to purchase 25,000 shares of common stock at $7.85 per share, vesting over three years. The letter also provides for severance payments on change of control or material change in Mr. Randall’s duties.

Report of the Compensation Committee

     The Report of the Compensation Committee and the Performance Graph herein shall not be incorporated by reference into any filing, notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 that might incorporate future filings in whole or in part, including this Report on Form 10-K.

     The Compensation Committee of the Board of Directors (the “Committee”) is composed entirely of independent, non-employee directors. The Committee is responsible for setting and administering the Company’s employee compensation plans, subject to the approval of the Board of Directors. The Committee applies a philosophy based on the premise that the achievements of the Company result from the coordinated efforts of all individuals working toward common objectives.

     Compensation Philosophy

     The goals of the compensation program are to align compensation with business objectives and performance, and to enable the Company to attract, retain and reward competent executives who contribute to the long-term success of the Company.

*	The	Company pays competitively. The Company is committed to providing a compensation program that helps attract and retain highly competent executive officers. To ensure that pay is competitive, the Company regularly compares its pay practices with those of other leading companies in the retail and direct mail catalog industries.

*	The	Company pays for sustained and improved performance. Executive officers are rewarded based upon meeting a combination of individual performance goals, Company goals and management discretion. Each year the Committee approves an incentive compensation plan (Performance Unit Plan) which establishes a dollar bonus pool and guidelines for bonus payments based upon per share earnings. Performance is evaluated by reviewing the individual’s performance against both quantitative and qualitative objectives.

*	The	Company encourages stock ownership by management. The Company believes stock ownership by management fosters an interest in the enhancement of stockholder value and thus aligns management’s interest with that of the stockholders.

Compensation of the Chief Executive Officer

     Lillian Vernon, the Chairman of the Board and Chief Executive Officer, founded the Company fifty-two years ago. She has played, and continues to play, a pivotal role in the Company and its development. She is involved in all aspects of the Company’s business. In determining Ms. Vernon’s total compensation, the Committee considered her leadership and contributions to the Company during fiscal 2003. In 1992, the Company extended Ms. Vernon’s employment agreement for five years. By its provisions, at the end of its term, the employment agreement continues at will, terminable upon ninety (90) days written notice. Ms. Vernon received a base salary of $460,440 in fiscal 2003. Her salary is reviewed annually by the Committee and may be increased at the Board of Directors’ discretion. In reviewing Ms. Vernon’s base salary, the Board of Directors consider the base salaries paid to the chief executive officers of other companies in the retail and direct mail catalog industry. In addition, the Board of Directors, upon the recommendation of the Committee, may award a bonus to Ms. Vernon. The employment agreement also provides for the full payment of salary to Lillian Vernon for a two year period should she become disabled and unable to perform her duties.

     Ms. Vernon’s compensation is tied to the performance of the Company, specifically earnings per share. In fiscal 2003, Ms. Vernon did not receive a bonus.

     Ms. Vernon is eligible to participate in the Company’s stock option program and other benefit plans, as are all other executives of the Company.

     Effective February 27, 1985, Lillian Vernon entered into a deferred compensation agreement with the Company which provided for deferred compensation for four years commencing in fiscal 1986. The Deferred Compensation Agreement, which was amended on April 30, 1992, provides that her retirement benefit is $4,634,500 payable over a ten year period commencing 1997, whether or not she is employed by the Company. Her death benefit consists of the remaining portion of the deferred compensation payments at the time of her death.

     In connection with the proposed merger with Ripplewood Holdings L.L.C., Ms. Vernon entered into an employment agreement (starting on the effective date of the merger) providing for salary and bonus, if earned, of up to $300,000 per year for a four-year term.

Compensation Vehicles

     The Company uses a total compensation program that consists of cash and equity based compensation.

Cash Based Compensation

     Salary

     Individual salary determinations of the Company’s executive officers are based on experience, sustained performance and comparison to peers inside and outside the Company.

     Bonus-Performance Unit Plan

     As previously discussed, under the Company’s Performance Unit Plan, the Committee establishes a dollar bonus pool and guidelines for bonus payments based upon per share earnings. Corporate vice presidents, department directors and managers participate in the Performance Unit Plan. Generally, payments are based in part upon the achievement of individual performance goals, Company goals and management discretion. Bonus compensation may be paid in cash or in shares of the Company’s Common Stock, at the Company’s option. The Company’s fiscal 2003 results did not meet the specific goals previously established by the Board of Directors and no bonuses were awarded.

     Profit-Sharing Plan

     The Company maintains a profit-sharing plan for the benefit of all employees, including its executive officers, who have met certain minimum service requirements. The Company’s annual contribution is discretionary, as determined by the Board of Directors.

     The Company’s profit-sharing plan also includes an employee contribution and employer matching contribution (401(k) feature). Under the 401(k) feature of the plan, eligible employees may make pre-tax contributions up to 50% of their annual compensation. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%.

     Equity Based Compensation

     Restricted Stock and Stock Options

     The purpose of these programs is to provide additional incentives to employees to work to maximize stockholder value. The restricted stock and stock option plans are administered by the Committee, which has the authority to determine the individuals to whom, the times at which options and/or restricted stock may be granted or awarded and the number of shares to be covered by each such grant or award. The Company may grant stock options and restricted stock awards to the Company’s management — the officers and departmental directors. The programs utilize vesting periods, which are determined by the Committee, to encourage key employees to continue in the employ of the Company.

The Compensation Committee:	Richard A. Berman Bert W. Wasserman Elizabeth M. Eveillard Jonah Gitlitz

Performance Graph

     Set forth below is a performance graph that shows the cumulative total return (assuming dividend reinvestment) on the Company’s Common Stock compared with the cumulative total return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Specialty Retail Index for the period of the Company’s last five fiscal years (February 1998 = 100).

     The companies comprising the S&P 500 Specialty Retail group were changed in 2003 and the index has been restated on a retroactive basis assuming the current members of the S&P Specialty Retail group were members for the entire period presented.

     The Board of Directors recognize that the market price of the stock is influenced by many factors, only one of which is company performance. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 14. Controls and Procedures

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Executive Vice President / Chief Operating Officer / Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Executive Vice President / Chief Operating Officer / Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the controls.

PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report on pages F-1 through F-25.

     (a)(1) Consolidated Financial Statements

-Balance Sheets — February 22, 2003 and February 23, 2002	F- 2
-Statements of Operations for the three Fiscal Years ended 2003, 2002, and 2001	F- 3
-Statements of Stockholders’ Equity for the three Fiscal Years ended 2003, 2002, and 2001	F- 4
-Statements of Cash Flows for the three Fiscal Years ended 2003, 2002, and 2001	F- 5
-Notes to Financial Statements	F- 6
-Report of Independent Accountants	F-25

     (a)(2) Schedules

All schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K.

A Form 8-K report was filed by the Registrant on April 17, 2003 related to the definitive Merger Agreement. The Form 8-K was filed under Item 5 as related to a Regulation FD disclosure.

     (c)  (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
No.		Description	Page

2.1	-	Plan and Agreement of Merger dated June 29, 1987 between Lillian Vernon Corporation, a New York corporation, and the Company incorporated in Delaware	(1)

2.2	-	Certificate of Ownership and Merger between Lillian Vernon Corporation and the Company incorporated in Delaware filed in Delaware	(1)

2.3	-	Certificate of Merger between Lillian Vernon Corporation and the Company incorporated in Delaware filed in New York	(2)

3.1	-	Certificate of Incorporation with Amendments of Lillian Vernon Corporation	(2)

3.2	-	Amended By-Laws of Lillian Vernon Corporation	(19)

10.1	-	Amended and Restated Lillian Vernon Corporation Profit Sharing Plan, with First, Second and Third Amendments	(10	)(20)

10.3	-	1987 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan	(1)

10.4	-	First Amendment to Employment Agreement with Lillian Vernon, formerly Lillian M. Katz	(3)

Exhibit
No.		Description	Page

10.5	-	Executive Deferred Compensation Agreement and first amendment thereto with Lillian Vernon, formerly Lillian M. Katz	(4)

10.6	-	Second Amendment to Deferred Compensation Agreement with Fred P. Hochberg	(5)

10.7	-	Second Amendment to Deferred Compensation Agreement with David C. Hochberg	(6)

10.8	-	Form of Indemnification Agreement with officers and directors	(1)

10.10	-	Trademark Registrations for Lillian Vernon Corporation — Service Mark and Logo	(1)

10.17	-	Lillian Vernon Corporation 1993 Stock Option Plan for Non-Employee Directors	(7)

10.21	-	Amended Revolving Credit Agreement, Letter of Credit and Bankers Acceptance facility dated as of August 19, 1996 among Lillian Vernon Corporation as Borrower, Lillian Vernon Fulfillment Services, Inc., LVC Retail Corporation and Lillian Vernon International Ltd. as Guarantors, the Banks named therein and JP Morgan Chase Bank, formerly known as The Chase Manhattan Bank, as agent, including Amendments 5,6,7,8 and 9 to Amended Revolving Credit Agreement	(8)(20)(21	)(22)

10.22	-	1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan	(9)

10.23	-	1997 Stock Option Plan for Non-Employee Directors	(9)

10.24	-	Form of Agreement re Change of Control with certain executive officers	(11)

10.25	-	Agreement of Sublease dated January 30, 1998 between CVS New York, Inc. and the Company and exhibits	(11)

Exhibit
No.		Description	Page

10.29	-	Rights Agreement dated as of April 15, 1999 between the Company and Continental Stock Transfer & Trust Co.	(14)

10.30	-	Supplement to Rights Agreement dated as of April 15, 1999 between the Company and Continental Stock Transfer & Trust Co.	(15)

10.31	-	Industrial Real Estate Lease between the Company and Howard Hughes Properties, Limited Partnership	(15)

10.32	-	Master Agreement between Registrant and Enron North America Corporation (f/k/a Enron Capital & Trade Resources Corporation)	(17)

10.33	-	Amendment to Industrial Real Estate Lease between the Company and Howard Hughes Properties, Limited Partnership	(18)

10.34	-	Asset Purchase Agreement by and among RDF Acquisition Corporation and Lillian Vernon Corporation and Rue de France, Inc., and Pamela F. Kelley and Brendan P. Kelley dated March 31, 2000	(18)

10.35	-	Proprietary Rights Assignment between Pamela Kelley and RDF Acquisition Corporation dated March 31, 2000	(18)

10.36	-	Right of First Refusal Agreement between Lillian Vernon Corporation and Pamela F. Kelley dated March 31, 2000	(18)

10.37	-	Employment Agreement between RDF Acquisition Corporation and Pamela F. Kelley dated March 31, 2000	(18)

10.38	-	Intellectual Property Protection Agreement between RDF Acquisition Corporation and Pamela F. Kelley dated March 31, 2000	(18)

21	-	Subsidiaries of registrant	See Index to Exhibits

Exhibit
No.	Description	Page

23	- Consent of PricewaterhouseCoopers LLP	See Index to Exhibits

(1)	Filed with Registration Statement on Form S-1 (File No. 33-15430) and incorporated by reference herein.

(2)	Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1987 and incorporated by reference herein.

(3)	Filed with Annual Report on Form 10-K for the year ended February 29, 1992 and incorporated by reference herein.

(4)	Amendment filed with Quarterly Report on Form 10-Q for the quarter ended May 30, 1992 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement — see (1) above.

(5)	Filed with Annual Report on Form 10-K for the year ended February 27, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement. See (1) above.

(6)	Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1993 and incorporated by reference herein. Original deferred compensation agreement filed with Registration Statement See (1) above.

(7)	Filed with Registration Statement on Form S-8 (File No.33-71250) and incorporated by reference herein.

(8)	Filed with Quarterly Report on Form 10-Q for the quarter ended August 24, 1996 and incorporated by reference herein. Amendment No. 9 to the Amended Revolving Credit Agreement is filed herewith.

(9)	Filed with Registration Statement on Form S-8 on September 26, 1997 (File No. 333-36467) and on Forms S-8 on December 19, 2001 (File Nos. 333-75426 and 333-75428) and incorporated by reference herein.

(10)	Filed with Registration Statement on Form S-8 on March 31, 1998 (File No.333-48951) and incorporated by reference herein. Amendment No. 3 to the Profit Sharing Plan is filed herewith.

(11)	Filed with Annual Report on Form 10-K for the year ended February 28, 1998, and incorporated by reference herein.

(14)	Filed with Report on Form 8-K dated April 22, 1999, and incorporated by reference herein.

(15)	Filed with Annual Report on Form 10-K for the year ended February 27, 1999, and incorporated by reference herein.

(17)	Filed with Quarterly Report on Form 10-Q for the quarter ended August 28, 1999, and incorporated by reference herein.

(18)	Filed with Annual Report on Form 10-K for the year ended February 26, 2000, and incorporated by reference herein.

(19)	Filed with Quarterly Report on Form 10-Q for the quarter ended August 26, 2000 and incorporated by reference herein.

(20)	Filed with Annual Report on Form 10-K for the year ended February 23, 2002.

(21)	Filed with Quarterly Report on Form 10-Q for the quarter ended May 25, 2002 and incorporated by reference herein.

(22)	Filed with Quarterly Report on Form 10-Q for the quarter ended November 23, 2002 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

LILLIAN VERNON CORPORATION

Dated May 29, 2003	By:	/s/ Lillian Vernon Lillian Vernon, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lillian Vernon
Lillian Vernon	Chairman of the Board of Directors (Principal Executive Officer)	May 29, 2003

/s/ Richard P. Randall
Richard P. Randall	Executive Vice President Chief Operating Officer Chief Financial Officer	May 29, 2003

/s/ Jonah Gitlitz
Jonah Gitlitz	Director	May 29, 2003

/s/ David C. Hochberg
David C. Hochberg	Vice President — Public Affairs and Director	May 29, 2003

/s/ Joel Salon
Joel Salon	Director	May 29, 2003

Bert W. Wasserman	Director

/s/ Elizabeth M. Eveillard
Elizabeth M. Eveillard	Director	May 29, 2003

/s/ Richard A. Berman
Richard A. Berman	Director	May 29, 2003

CHIEF EXECUTIVE OFFICER
CERTIFICATION

I, Lillian Vernon, certify that:

1.	I have reviewed this annual report on Form 10-K of Lillian Vernon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

By:	/s/ Lillian Vernon Lillian Vernon
Chairman and Chief Executive Officer

CHIEF FINANCIAL OFFICER
CERTIFICATION

I, Richard P. Randall, certify that:

1.	I have reviewed this annual report on Form 10-K of Lillian Vernon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

By:	/s/ Richard P. Randall Richard P. Randall
Executive Vice President
Chief Operating Officer/
Chief Financial Officer

CERTIFICATION

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the Chief Executive Officer and the Chief Financial Officer of Lillian Vernon Corporation (the “Issuer”), respectively, hereby certify that:

1.	The 10-K Report of the Issuer for the fiscal year ended February 22, 2003 (“10-K Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that

2.	The 10-K Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: May 29, 2003

LILLIAN VERNON CORPORATION

By:	/s/ Lillian Vernon Lillian Vernon
Chief Executive Officer

By:	/s/ Richard P. Randall Richard P. Randall
Executive Vice President
Chief Operating Officer/
Chief Financial Officer

LILLIAN VERNON CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULES AND REPORTS

PART II. FINANCIAL INFORMATION
ITEM 8. FINANCIAL STATEMENTS

LILLIAN VERNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	February 22,	February 23,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$24,218	$24,894
Accounts receivable, net of allowances of $509 and $534	14,455	14,956
Merchandise inventories	17,135	26,618
Deferred income taxes	621	293
Prepayments and other current assets	3,269	8,081

Total current assets	59,698	74,842
Property, plant and equipment, net	28,406	30,798
Deferred catalog costs	4,013	6,445
Deferred income taxes	3,343	1,113
Other assets	5,450	7,559

Total	$100,910	$120,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable and accrued expenses	$17,971	$19,176
Cash overdrafts	361	489
Customer deposits	1,954	2,897

Total current liabilities	20,286	22,562
Other liabilities	6,444	6,782

Total liabilities	26,730	29,344

Commitments (Notes 6, 7, 8, 16)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued and outstanding
Common stock, $.01 par value; 100,000,000 shares authorized; issued - 10,386,324 shares in 2003, and 10,389,674 shares in 2002	104	104
Additional paid-in capital	31,332	31,332
Retained earnings	68,109	87,387
Accumulated other comprehensive losses, net of taxes	(667)	(1,500)
Treasury stock, at cost - 1,987,694 shares in 2003 and 2,088,731 shares in 2002	(24,698)	(25,910)

Total stockholders’ equity	74,180	91,413

Total	$100,910	$120,757

See Notes to Consolidated Financial Statements.

LILLIAN VERNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended

	February 22,	February 23,	February 24,
	2003	2002	2001

Revenues	$237,990	$259,634	$287,094
Costs and expenses:
Product and delivery costs	140,452	154,294	162,647
Selling, general and administrative expenses	117,039	118,864	123,398
Restructuring (credit) and other charges	(387)		2,050

	257,104	273,158	288,095

Operating loss	(19,114)	(13,524)	(1,001)
Interest income	241	718	1,464
Financing expense	(2,649)	(792)	(288)

Income (loss) before provision for (benefit from) income taxes	(21,522)	(13,598)	175

Provision for (benefit from) income taxes:
Current	51	(3,613)	434
Deferred	(2,971)	(896)	479

	(2,920)	(4,509)	913

Loss before cumulative effect of accounting change	(18,602)	(9,089)	(738)

Cumulative effect of accounting change, net of income taxes of $360			640

Net loss	$(18,602)	$(9,089)	$(1,378)

Basic and diluted loss per common share:
Loss before cumulative effect of accounting change	$(2.23)	$(1.08)	$(0.09)
Cumulative effect of accounting change			(0.07)

Net loss per common share — Basic and Diluted	$(2.23)	$(1.08)	$(0.16)

Weighted average number of common shares — Basic and Diluted	8,347	8,389	8,740

See Notes to Consolidated Financial Statements.

LILLIAN VERNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock			Paid-In-	Retained	Accumulated Other Comprehensive	Treasury Stock
	Total	Shares	Amount	Capital	Earnings	Losses	Shares	Amount

BALANCE, FEBRUARY 26, 2000	$114,378	10,389,674	$104	$31,331	$103,847	$0	(1,419,433)	$(20,904)

Shares purchased by employees pursuant to Employee Stock Purchase Plan	158				(90)		17,727	248
Shares issued for 401-k Plan matching contribution	508				(287)		56,530	795
Purchase of treasury stock	(3,914)						(400,492)	(3,914)
Dividends ($.32 per share)	(2,780)				(2,780)
Other	1			1
Net loss	(1,378)				(1,378)

BALANCE, FEBRUARY 24, 2001	106,973	10,389,674	104	31,332	99,312	0	(1,745,668)	(23,775)

Shares purchased by employees pursuant to Employee Stock Purchase Plan	104				(102)		15,754	206
Shares issued for 401-k Plan matching contribution	491				(388)		67,833	879
Purchase of treasury stock	(3,220)						(426,650)	(3,220)
Dividends ($.28 per share)	(2,346)				(2,346)
Other comprehensive losses, net of income taxes
Net loss	(9,089)				(9,089)
Change in fair value of derivatives accounted for as a hedge	(1,736)					(1,736)
Derivative losses transferred to earnings	236					236

Total comprehensive losses	(10,589)

BALANCE, FEBRUARY 23, 2002	91,413	10,389,674	104	31,332	87,387	(1,500)	(2,088,731)	(25,910)

Shares purchased by employees pursuant to Employee Stock Purchase Plan	53				(77)		10,514	130
Shares issued for 401-k Plan matching contribution	486				(599)		87,573	1,085
Purchase of treasury stock	(3)						(400)	(3)
Retirement of common shares		(3,350)					3,350
Other comprehensive losses, net of income taxes
Net loss	(18,602)				(18,602)
Derivative losses transferred to earnings	833					833

Total comprehensive losses	(17,769)

BALANCE, FEBRUARY 22, 2003	$74,180	10,386,324	$104	$31,332	$68,109	$(667)	(1,987,694)	$(24,698)

See Notes to Consolidated Financial Statements.

LILLIAN VERNON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended

	February 22,	February 23,	February 24,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(18,602)	$(9,089)	$(1,378)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of effects from purchase of Rue de France, Inc.)
Cumulative effect of accounting change			640
Financing expense for paper collar contract	2,336	499
Derivative losses transferred to earnings	1,404	368
Depreciation	3,565	3,838	4,021
Amortization	2,166	1,322	827
Restructuring, net of cash payments	(387)	301	1,690
Loss on disposal of assets	67		89
Decrease in accounts receivable	501	4,527	2,981
Decrease in merchandise inventories	9,483	5,326	4,229
(Increase) decrease in deferred income taxes	(3,129)	(978)	569
Decrease (increase) in prepayments and other current assets	4,812	(2,499)	(508)
Decrease (increase) in deferred catalog costs	2,432	2,352	(1,442)
Decrease (increase) in other assets	93	715	(56)
(Decrease) increase in trade accounts payable and accrued expenses	(3,369)	(4,167)	1,752
Decrease in customer deposits	(943)	(1,686)	(377)
Decrease in income taxes payable			(3,116)
(Decrease) increase in other liabilities	(123)	700	353

Net cash provided by operating activities	306	1,529	10,274

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,243)	(1,096)	(2,703)
Purchases of software	(150)	(3,936)	(518)
Purchase of assets of Rue de France, Inc. (net of acquired cash)			(2,753)
Proceeds from sale of assets	3

Net cash used in investing activities	(1,390)	(5,032)	(5,974)

Cash flows from financing activities:
(Decrease) increase in cash overdrafts	(128)	(812)	543
Dividends paid		(2,346)	(2,780)
Payments to acquire treasury stock	(3)	(3,220)	(3,914)
Reissuance of treasury stock for stock options and employee benefit plans	539	595	666
Other			1

Net cash provided by (used in) financing activities	408	(5,783)	(5,484)

Net decrease in cash and cash equivalents	(676)	(9,286)	(1,184)

Cash and cash equivalents at beginning of period	24,894	34,180	35,364

Cash and cash equivalents at end of period	$24,218	$24,894	$34,180

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$137	$542	$3,707

Supplemental schedule of noncash investing and financing activities:
The Company purchased the assets of Rue de France, Inc. as of April 1, 2000 for $2,823 (less acquired cash of $70) In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$3,932
Cash paid for assets acquired	(2,823)

Liabilities assumed	$1,109

See Note 6 for discussion of non-cash transactions related to the paper collar contract.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     General

     Lillian Vernon Corporation is a direct mail specialty catalog and online company, concentrating on the marketing of gift, household, garden, Christmas and children’s products.

     The consolidated financial statements include the accounts of Lillian Vernon Corporation and its wholly-owned subsidiaries, Lillian Vernon Fulfillment Services, Inc., Lillian Vernon International, Ltd., The Corporate Solution, Inc., Rue de France, Inc. (since date of acquisition on April 1, 2000) and LVC Retail Corporation (collectively, the “Company”). All material intercompany balances and transactions have been eliminated.

     The Company has a fiscal year consisting of 52 or 53 weeks ending on the last Saturday in February. Under this policy, fiscal 2003, fiscal 2002 and fiscal 2001 each consisted of 52 weeks.

     Cash Equivalents

     Cash equivalents consist principally of commercial paper with remaining maturities at acquisition of less than three months. Under Statement of Financial Accounting Standards (“FAS”) No. 115 — “Accounting for Certain Investments in Debt and Equity Securities”, the Company’s investments, totaling $23.7 million and $24.3 million as of February 22, 2003 and February 23, 2002, respectively, are classified as held-to-maturity securities, and as such, are stated at cost plus accrued interest, which approximates fair value.

     Revenue Recognition

     Effective February 27, 2000, the first quarter of fiscal 2001, the Company adopted the provisions of SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). As a result of adopting SAB 101, the Company records revenue at the time of delivery for catalog and online sales, and at the point of sale in its retail stores. The Company recorded a charge to earnings of $640,000, net of income taxes of $360,000, to reflect the cumulative effect of the accounting change. The use of the revised method reduced the fiscal 2001 loss before cumulative effect by $79,000, net of income taxes.

     Amounts billed to customers for shipping and handling fees are classified as revenue and the related costs are classified as cost of goods sold (product and delivery costs). The Company periodically offers its customers a gift with purchase promotion and records a charge to product and delivery costs. The amount of such gifts with purchase for the fiscal years presented has not been material. The Company reduces its revenue to record an allowance for future product returns, which is included in accounts payable and accrued expenses.

     Merchandise Inventories

     Merchandise inventories are stated at the lower of average cost or market.

     Catalog and Advertising Costs

     Catalog costs are deferred and amortized over the estimated productive life of the catalog, generally three months. Such deferred costs are considered direct-response advertising in accordance with AICPA Statement of Position No. 93-7, “Reporting on Advertising Costs”, and are reflected as long-term assets in the accompanying balance sheets. Prepaid catalog costs, consisting mostly of paper to be used to print future catalogs, are included in prepayments and other current assets in the accompanying balance sheets. Internet advertising costs are expensed as incurred.

     Capitalized Software Costs

     Direct costs of purchasing and developing new software applications are capitalized and amortized over estimated useful lives of two to five years. Amortization of capitalized software costs totaled $2,094,000 in fiscal 2003, $1,043,000 in fiscal 2002, and $515,000 in fiscal 2001.

     Capitalized software costs are included in other assets, and amounted to $13,092,000 and $12,942,000 at February 22, 2003 and February 23, 2002, respectively. Accumulated amortization of capitalized software costs amounted to $11,435,000 and $9,341,000 at February 22, 2003 and February 23, 2002, respectively.

     Depreciation, Amortization and Goodwill Valuation

     Depreciation is recorded on the straight line method over estimated useful lives of 30 and 8 years for buildings and building improvements, respectively, and for other property, over estimated useful lives ranging from 5 to 10 years. Leasehold improvements are amortized over 15 years, or the term of the applicable leases, whichever is shorter.

     Effective February 24, 2002, the Company adopted FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are assessed for impairment annually and upon the occurrence of an event that indicates impairment may have occurred. In accordance with FAS 142, the Company has not amortized goodwill in fiscal 2003. For fiscal years 2002 and 2001, goodwill was amortized using the straight line method over 20 years.

     Net loss and loss per share would have been as follows had the provisions of the new standards been applied in prior fiscal years (in thousands):

	Fiscal Years Ended

	February 23,	February 24,
	2002	2001

Net loss, as reported	$(9,089)	$(1,378)
Goodwill amortization, net of taxes	113	108

Net loss as adjusted	$(8,976)	$(1,270)

Loss per share, as reported	$(1.08)	$(0.16)
Goodwill amortization, net of taxes	.01	.01

Loss per share, as adjusted	$(1.07)	$(0.15)

     In addition, the Company has conducted an annual review of goodwill at the reporting unit level for potential impairment. The results of the review indicated that the fair value of assets was greater than the carrying value of assets and therefore, there was no impairment charge recorded by the Company.

     At February 22, 2003 and February 23, 2002, goodwill and intangible assets were as follows (in thousands):

	February 22, 2003

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

Goodwill	$2,782	$(348)	$2,434
Intangible Assets	$100	$(58)	$42

	February 23, 2002

	Gross
	Carrying	Accumulated	Net
	Amount	Amortization	Amount

Goodwill	$2,782	$(348)	$2,434
Intangible Assets	$100	$(38)	$62

     The amortization expense of the above intangible assets for fiscal years 2003 and 2002 was $20,000 and $38,333, respectively. Amortization expense in fiscal years 2004, 2005 and 2006 will be $20,000, $20,000 and $1,667, respectively.

     Other Long-Lived Assets

     Long-lived assets, such as fixed assets and amortizable intangible assets are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the asset’s carrying value would be reduced to fair value.

     Effective February 24, 2002, the Company adopted FAS No. 144, (“FAS 144”), “Accounting for the Impairment of Long-Lived Assets”, which replaces FAS No. 121. FAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary.

     In the fourth quarter of fiscal 2003, the smaller of the Company’s warehouses was classified as an asset held for sale in accordance with FAS 144. See Note 5.

     Income Taxes

     Deferred income taxes arise from differences in the timing of income and expense recognition for financial and income tax reporting purposes. FAS No. 109 requires the Company to compute deferred income taxes on such differences using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are required to be established to reduce deferred tax assets to the amounts more likely than not to be realized.

     Per Share Data

     Earnings per share are computed and reported on a dual presentation basis. Basic earnings per share are computed by dividing net income by the weighted average number of outstanding shares for the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of outstanding shares and share equivalents computed. Common share equivalents are excluded from the denominator if a net loss has been incurred because inclusion would be antidilutive. The Company’s common share equivalents consist of stock options issued to key employees and Directors.

     Loss per share was calculated as follows (amounts in thousands):

	Fiscal Years Ended

	February 22,	February 23,	February 24,
	2003	2002	2001

Net loss-Basic and Diluted	$(18,602)	$(9,089)	$(1,378)

Weighted average number of outstanding shares for Basic EPS	8,347	8,389	8,740
Add: incremental shares from stock options exercised	—	—	—

Weighted average number of outstanding shares for Diluted EPS	8,347	8,389	8,740

     In fiscal 2003, 2002, and 2001, options on 2,072,000, 1,736,000, and 1,427,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

     Fair Value of Financial Instruments

     The fair value of the Company’s financial instruments does not materially differ from their carrying value.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including those relating to deferred catalog costs, inventory allowance, income taxes, and the useful lives and recoverability of fixed and intangible assets, which affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Stock-Based Employee Compensation

     The Company follows the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation arrangements. Under the guidelines of APB Opinion No. 25, compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock.

     The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. As all options are fixed and have been granted at fair value, no compensation cost has been recognized for its non-qualified stock options granted. In addition, no compensation cost has been recognized for shares issued through its Employee Stock Purchase Plan as the plan is considered noncompensatory. If compensation cost for the Company’s non-qualified stock options issued and shares purchased through its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the requirements of FAS 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per share would have been equal to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	Fiscal Years Ended

	February 22,	February 23,	February 24,
	2003	2002	2001

Net loss as reported	$(18,602)	$(9,089)	$(1,378)
Deduct:
Total stock-based employee compensation expense determined under the fair value based method for all stock option awards and shares purchased, net of the related tax effects	$(515)	$(409)	$(402)

Pro forma net loss	$(19,117)	$(9,498)	$(1,780)

Loss per share:
Basic and Diluted As reported	$(2.23)	$(1.08)	$(0.16)
loss per share Pro forma	$(2.29)	$(1.13)	$(0.20)

     Comprehensive Losses

     FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which was adopted and became effective for the Company in fiscal 2002, requires that all derivative financial instruments be recorded on the balance sheet as either assets or liabilities at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive earnings (losses), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings (losses) are reclassified as earnings in the periods in which earnings are affected by the hedged item. The paper collar contract had been designated as and was effective as a hedge through the third quarter of fiscal 2002. In the fourth quarter of fiscal 2002, due to the bankruptcy of the counterparty, Enron North America Corporation (“Enron”), the contract was no longer deemed to be an effective hedge and the Company ceased hedge accounting. The Company has been amortizing the balance in other comprehensive losses to earnings. The amounts transferred to earnings are being recorded in catalog costs, included in selling, general and administrative expenses. During fiscal 2003 and fiscal 2002, the Company reclassified $833,000 and $236,000 (on an after tax basis), respectively, of accumulated other comprehensive losses to earnings. At February 22, 2003 and February 23, 2002, the Company has remaining accumulated other comprehensive losses of $667,000 and $1,500,000 (net of taxes) respectively, related to the paper collar contract for the period it was effective as a hedge. See Note 6 for further discussion.

     Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”, which the Company is required to adopt as of the beginning of fiscal 2004. FAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of FAS 146 will be effective for any exit and disposal activities initiated in fiscal 2004.

     In November 2002, the FASB issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimatable and also requires a guarantor to make new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of the accounting requirements of FIN 45 to have a material impact on its consolidated financial position or results of operations and the Company has adopted the disclosure requirements. See Note 8.

     In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FAS 123, which provides alternative transition methods to the expensing of employee stock-based compensation under FAS 123. The Company is not required to adopt the fair value method prescribed by FAS 123 and, accordingly, will continue to account for stock-based compensation under the intrinsic value method in accordance with APB Opinion No. 25. FAS 148 also requires new disclosure requirements that are incremental to FAS 123, which have been included in Note 1, Summary of Significant Accounting Policies – Stock–Based Employee Compensation.

     Segment and Geographic Information

     The Company operates primarily in one business segment. The Company derives all revenues from customers in the United States, and no individual customer accounted for 10% or more of revenues for any of the periods presented. Substantially all identifiable assets are located in the United States.

     Reclassifications

     Certain reclassifications have been made to the prior years’ financial statements to conform with the fiscal 2003 presentation.

2.     Income Taxes

The current income tax (benefit) provision consists of (dollars in thousands):

	Fiscal Years Ended

	February 22,	February 23,	February 24,
	2003	2002	2001

Current:
Federal	$—	$(3,595)	$409
State and local	51	(18)	25

	51	(3,613)	434

Deferred	(2,971)	(896)	479

Total (benefit) provision	$(2,920)	$(4,509)	$913

The Company’s effective income tax rate is reconciled to the U.S. federal statutory tax rate as follows:

	Fiscal Years Ended

	February 22,	February 23,	February 24,
	2003	2002	2001

Federal statutory tax rate	(34.0%)	(34.0%)	34.0%
State income taxes, net of federal tax effect	(1.2)	(1.0)	9.3
Non-deductible items	.2	.3	47.0
Change in deferred tax valuation allowance	21.2	1.3	445.7
Other, net	.2	.2	(14.3)

	(13.6%)	(33.2%)	521.7%

The deferred tax assets and deferred tax liabilities recorded on the accompanying balance sheets are as follows (dollars in thousands):

	February 22, 2003		February 23, 2002

	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Current:
Catalog deferrals	$—	$1,244	$—	$2,268
Inventory capitalization	725	—	1,135	—
Accrued expenses	1,124	—	1,102	—
Other	285	269	377	53

Total current	2,134	1,513	2,614	2,321

	February 22, 2003		February 23, 2002

	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities

Non-current:
Depreciation/amortization	—	1,925	—	2,340
Deferred compensation	1,534	—	1,698	—
Collar contract for paper	2,014	—	1,183	—
Net operating loss and tax credit carryforward	5,787	—	109	—
Valuation allowance	(4,551)	—	—	—
Other	484	—	463	—

Total non-current	5,268	1,925	3,453	2,340

Total	$7,402	$3,438	$6,067	$4,661

     As of February 22, 2003, the Company has net operating loss carryforwards of approximately $15,300,000 and $16,200,000 for federal and state income tax purposes, respectively, which expire beginning in fiscal 2022 through fiscal 2023. The potential future tax benefit of such carryforwards are included in the deferred tax assets. The ultimate realization of these tax benefits is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net expenses become deductible and the related net operating loss and tax credit carryforwards may be utilized prior to expiration. The Company’s ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company’s sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income from operations in the periods in which the net expenses become deductible and prior to the expiration of the net operating loss carryforwards. The Company has developed certain tax planning strategies relating to the potential sale and leaseback of its National Distribution Center which could be employed, if necessary, to generate taxable income. However, it has been determined that the taxable income generated by the tax planning strategies will more likely than not be insufficient to fully realize the benefit of the future net deductible expenses and fully utilize the net operating loss and tax credit carryforwards prior to expiration. Therefore, the Company has provided a deferred income tax valuation allowance in the amount of $4,551,000 at February 22, 2003. The Company expects to record a valuation allowance on future tax benefits until it can be determined that it is more likely than not that the deferred tax asset will be realized.

     Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes, such as the merger discussed in Note 16, may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities.

     The Company did not record a valuation allowance with respect to the net deferred tax asset as of February 23, 2002.

     The valuation allowance at February 24, 2001 related to the Company’s assessment of the amount of charitable contributions carryforward that would expire unused. As of February 23, 2002, the

Company’s charity carryforwards expired.

     In the past, various states had taken action to require mail order retailers to collect sales tax from residents in their states even if the only contact with such states is the mailing of catalogs into the states. On May 26, 1992, the Supreme Court ruled that state governments could not require out of state mail order companies to collect and remit sales and use taxes without Congressional authorization. Since that time bills have periodically been introduced in Congress which would allow states to impose sales tax collection responsibility upon mail order companies. No bills have been enacted into law. Similarly, Congress is currently studying Internet taxation issues, but to date has not enacted any bills which would require companies to collect sales tax on Internet transactions in states where they do not have a physical presence.

3.     Credit Facilities

     On May 8, 2003, the Company amended its revolving credit facility. The facility now provides for an available credit line totaling $15 million, which will expire on August 31, 2003. A portion of the credit facility (up to $5 million) can be used for general corporate purposes, including working capital needs and capital expenditures and the balance of the facility (up to $10 million) can be used for letters of credit to purchase inventory. If the Company draws down on the $5 million portion of the credit line, the Company has agreed to give the bank a security interest in its accounts receivable and on all of the personal property at its National Distribution Center in Virginia Beach, Virginia, including inventory and equipment. At the Company’s option, interest is payable at a)LIBOR plus 100 basis points, b)prime rate, c)bankers’ acceptance rate plus 100 basis points, or d)a fixed rate. The Company is subject to various quarterly financial covenants principally relating to its working capital, net worth, interest coverage ratio and capital spending restrictions. The Company may not be able to meet all of its financial covenants on a quarterly basis. While the Company has amended its facility in the past in order to meet these covenant requirements, there can be no assurance that future amendments or waivers will be granted or that such amendments or waivers, if granted, would be on terms satisfactory to the Company. In the event that the Company cannot meet all of the financial covenants and it is not able to obtain an amendment or a waiver, it would be in default and the lenders could declare any funds borrowed under the credit line immediately due and payable and could require additional collateral with respect to the letters of credit. In addition, if the Merger Agreement with Ripplewood Holdings L.L.C. (see Note 16) is not consummated by August 31, 2003 or if the Merger Agreement is terminated before that date an event of default will occur. At that time, the Company will need to obtain a new credit facility. There can be no assurance that the Company will obtain a new credit facility that would be on terms satisfactory to the Company. The Company has not borrowed under the credit line in fiscal years 2003, 2002 or 2001. However, the Company has used letters of credit to purchase inventory. During the fiscal years ended 2003 and 2002 the highest level of outstanding letters of credit amounted to approximately $6,465,000 and $8,679,000 respectively. At February 22, 2003 and February 23, 2002 the Company had outstanding letters of credit of $5,096,000 and $4,443,000, respectively, for the purchase of inventory in the normal course of business.

     In fiscal 2002 and 2001, the Company incurred commitment fees on the credit facility ranging from 5 basis points on the letters of credit to 20 basis points on the available revolving credit line. In fiscal 2003, the fees payable under the credit line ranged from 5 basis points on the letters of credit to 37.5 basis points on the available line.

4.     Other

     Prepayments and other current assets include prepaid catalog costs of $914,000 and $1,495,000 as of February 22, 2003 and February 23, 2002, respectively. Prepayments and other current assets also include refundable income taxes of $22,000 and $4,162,000 as of February 22, 2003 and February 23, 2002, respectively.

     Trade accounts payable and accrued expenses consist of (dollars in thousands):

	February 22,	February 23,
	2003	2002

Trade accounts payable	$5,443	$6,558
Salaries and compensation	2,309	2,326
Accrued refunds	1,139	1,308
Restructuring charges	—	387
Current amounts due to Enron (See Note 6)	3,047	496
Other	6,033	8,101

	$17,971	$19,176

5.     Property, Plant and Equipment

     Property, plant and equipment consists of the following (dollars in thousands):

	February 22,	February 23,
	2003	2002

Land and buildings	$33,072	$32,975
Machinery and equipment	29,714	30,284
Furniture and fixtures	4,144	4,162
Leasehold improvements	718	977

Total property, plant & equipment, at cost	67,648	68,398
Less: accumulated depreciation & amortization	39,242	37,600

Property, plant & equipment, net	$28,406	$30,798

     During the fourth quarter of fiscal 2003, management of the Company committed to sell the smaller of its two warehouse buildings (the “Annex”) for $4,500,000, and expected to complete the sale during the first quarter of fiscal 2004. The Annex, which consists of land and building in the amount of approximately $2,400,000, net of accumulated depreciation, have been classified as assets held for sale at February 2003. Once the assets were classified as held for sale, depreciation was suspended. The sale of the Annex was completed on May 15, 2003 and resulted in net proceeds of $4,300,000 and a pre-tax gain of approximately $1,900,000 before related expenses. The net gain will be recorded in the first quarter of fiscal 2004.

6.     Paper Collar Contract

     The Company’s earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company entered into a paper collar contract in December 1998. This contract covered certain grades of paper used by the Company to produce its catalogs. There was a floor and ceiling on paper prices within the contract. If paper prices remained within the range of the contract, there would have been no payment to either party to the contract. If paper prices exceeded the established ceiling the Company would have been entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fell below the established floor, the Company would have been required to pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract has an expiration date of August 2005.

     The paper collar contract had been designated as, and was effective as a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the paper collar contract was not significant.

     Due to the financial situation of the counterparty, Enron North America Corporation (“Enron”), the Company discontinued hedge accounting subsequent to November 2001. As a result, $1,736,000 (net of taxes of $1,064,000) previously recorded in Accumulated Other Comprehensive Losses under hedge accounting through November 24, 2001 are being reclassified to earnings as a component of selling, general and administrative expenses (catalog costs) in the period in which earnings are affected by the paper costs, through the end of the contract. For fiscal years 2003 and 2002, these amounts were $833,000 (net of taxes of $571,000) and $236,000 (net of taxes of $132,000), respectively. In addition, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. For fiscal years 2003 and 2002, these amounts were $2,336,000 and $499,000, respectively, on a pre-tax basis. The fair value of the non-current portion of the contract at February 22, 2003 and February 23, 2002 was $2,606,000 and $2,820,000, respectively, which is included in other liabilities in the accompanying balance sheets.

     Hedging activity affected Accumulated Other Comprehensive Losses, net of income taxes, for fiscal years 2003 and 2002 as follows (dollars in thousands):

	Fiscal Years Ended

	February 22, 2003	February 23, 2002

Balance as of beginning of year	$(1,500)	$—
Change in fair value through November 24, 2001	—	(1,736)
Derivative losses transferred to earnings	833	236

Balance as of end of year	$(667)	$(1,500)

At February 22, 2003 the Company has $3,047,000 included in accounts payable and accrued expenses relating to this obligation in addition to the fair value of the contract of $2,606,000 included in other liabilities. The total liability to Enron recorded as of February 22, 2003 is $5,653,000. On May 12, 2003, the Company signed a Settlement Agreement and Mutual Release with Enron, whereby the Company agreed to pay $3,000,000 as consideration for the release and settlement of all claims under the paper collar contract. The Settlement Agreement and Mutual Release have been approved by Enron’s creditors’ committee and the Bankruptcy Court. The Company will record the effect of this release and settlement in the financial statements in fiscal 2004.

7.     Leases

     The Company’s corporate headquarters and administrative offices are located in a 65,000 square foot building in Rye, New York. This facility is leased under a sublease agreement expiring on January 30, 2005. The sublease provides that the Company, in addition to base rent, is responsible for increases in real estate taxes and operating costs over the initial lease year base costs. The Company has the right to renew the lease, for two five-year periods, with the building owner, upon expiration of the sublease.

     The Company has operating lease agreements for certain computer and other equipment used in its operations, for its outlet store locations, and for its Las Vegas Call Center, with existing lease terms ranging from fiscal 2004 through fiscal 2009, and various renewal options through fiscal 2014. Most of the store leases also provide for payment of common charges such as maintenance and real estate taxes. Eleven stores require the payment of additional rent based upon a percentage of sales. Minimum rental payments required under lease agreements, including the Corporate Headquarters sublease and the Las Vegas Call Center lease, are as follows (dollars in thousands):

Fiscal Year

2004	$3,276
2005	2,733
2006	998
2007	605
2008	213
2009	6

$7,831

     Rent expense for fiscal 2003, 2002, and 2001 amounted to $5,107,000, $4,969,000, and $4,598,000, respectively, which included $1,700, $43,000, and $12,000 in fiscal 2003, 2002 and 2001, respectively, for contingent rentals based upon a percentage of outlet store sales.

8.     Rue de France Acquisition

     As of April 1, 2000, the Company purchased the assets of Rue de France, Inc., a privately owned catalog company based in Newport, Rhode Island. The Company paid a cash purchase price of $2,823,000. Additionally, the Company agreed to make future payments contingent upon Rue de France, Inc. achieving certain cumulative earnings before tax targets during the five-year period commencing on February 27, 2000. The maximum amount of potential future payments through the remaining two fiscal years of the agreement is $1,000,000. No such payments have been required to date. The excess of the purchase price over the fair value of the tangible net assets (“goodwill”) of approximately $2,800,000 is included in other assets. The operating results of Rue de France have been included in the Company’s consolidated results of operations as of April 1, 2000.

9.     Employee Benefit Plans

     The Company maintains a profit sharing plan for the benefit of all employees who meet certain minimum service requirements. The Company’s profit sharing contribution is discretionary, as determined by the Board of Directors. Employees fully vest in their profit sharing account balance after seven years. The authorized profit sharing contribution for each of the fiscal years 2003, 2002, and 2001 was $500,000.

     The Company’s profit sharing plan includes an employee contribution and employer matching contribution (401-k) feature. Effective May 1, 2002, the amount of pre-tax contributions that eligible employees may make was increased from 10% to 50% of their annual compensation under the 401-k feature of the plan. Employee contributions of up to 6% of compensation are currently matched by the Company at a rate of 50%. The matching contribution is made with Company stock. Employees are 100% vested in their pre-tax contributions at all times, and become fully vested in the employer matching contribution after two years of service. The Company’s matching contributions to the plan for fiscal 2003, 2002 and 2001 were $484,000, $472,000, and $529,000, respectively.

     The Company has deferred compensation agreements to provide additional retirement benefits for certain principal stockholders of the Company. The liability of $3,838,000 and $3,962,000 for fiscal years 2003 and 2002, respectively, is included in other liabilities in the accompanying balance sheets. The liability is calculated using a discount rate of 6% for fiscal 2003 and 2002. The deferred compensation agreements also provide for death benefits to be paid to each party’s beneficiary. The Company has purchased life insurance policies to fund, in part, the payment of these benefits. Amounts expensed in connection with these agreements were $340,000 in fiscal 2003, $1,143,000 in fiscal 2002 and $817,000 in fiscal 2001.

10.     Stock Compensation Plans

At February 22, 2003, the Company had three stock-based compensation plans, which are described below.

     The Company has a 1997 Performance Unit, Restricted Stock, Non-Qualified Option and Incentive Stock Option Plan, and a total of 2,275,000 shares of common stock have been reserved for issuance thereunder. The Company has granted non-qualified stock options to employees. Such options have been granted at market value, vest within three years from the date of grant and expire ten years from the date of grant.

     The Company also has a 1997 Stock Option Plan for Non-Employee Directors, and has reserved a total of 350,000 shares of common stock for issuance thereunder. The Company has granted non-qualified stock options to its non-employee Directors both pursuant to the Plan and outside the Plan. These options are granted at market value, vest one year from the date of grant and expire ten years from the date of grant.

     The fair value of each option grant for both plans are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years Ended

	February 22,	February 23,	February 24,
	2003	2002	2001

Range of expected volatility	33.0%-34.1%	32.4%-32.9%	31.0%
Dividend yield	—	3.8%	3.4%
Range of risk-free interest rates	1.3%-1.9%	3.5%-3.8%	4.5%
Expected option term	5 yrs.	5 yrs.	5 yrs.
Forfeiture rate:
Performance Unit Plan	25.0%	25.0%	25.0%
Non-Employee Director Plan	6.0%	6.0%	6.0%

     A summary of the Company’s stock option activity for the three years ended February 22, 2003 is as follows:

	Fiscal Years Ended

	February 22, 2003		February 23, 2002		February 24, 2001

	Number	Weighted	Number	Weighted	Number	Weighted
	Of	Average	Of	Average	Of	Average
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price

Outstanding at beginning of year	1,736,250	$11.80	1,429,600	$13.29	1,167,501	$14.77
Granted	548,100	6.88	439,000	6.96	467,500	9.79
Exercised	—	—	—	—	—	—
Expired	(144,000)	14.01	—	—	—	—
Forfeited	(68,516)	8.79	(132,350)	11.83	(205,401)	13.78

Outstanding at end of yr.	2,071,834	$10.45	1,736,250	$11.80	1,429,600	$13.29

Options exercisable at year-end	1,190,636		1,025,168		875,591

Weighted-average fair value of options granted during the year	$1.34		$1.05		$1.51

     The following table summarizes information about stock options outstanding at February 22, 2003:

	Options Outstanding			Options Exercisable

		Weighted Avg.
Range of		Remaining	Weighted		Weighted
Exercise	Shares	Contractual	Average	Shares	Average
Prices	Outstanding	Life	Exer. Price	Exercisable	Exer. Price

$4.05- 6.08	5,000	9.8 Yrs.	$4.05	—	$—
$6.60- 9.75	1,234,500	8.3	7.63	359,414	8.59
$10.50-15.75	561,834	4.3	13.35	561,834	13.35
$16.69-18.13	270,500	3.1	17.39	270,500	17.39

     The Company also has an Employee Stock Purchase Plan, with a total of 200,000 shares reserved for issuance. Under the Employee Stock Purchase Plan, eligible employees can purchase shares of the Company’s stock at the end of each fiscal quarter, at a price equal to 85% of the average price of the stock on the last trading day of the fiscal quarter. A maximum of $25,000 of common stock may be purchased by an eligible employee in each calendar year. Under the Plan, employees elected to purchase 10,514 shares, 15,754 shares, and 17,727 shares in fiscal 2003, 2002, and 2001, respectively.

11.     Quarterly Results of Operations (Unaudited)

(Dollars in thousands, except per share amounts)

	Fiscal Quarters Ended				Year Ended

Fiscal 2003	May 25, 2002	August 24, 2002	November 23, 2002	February 22, 2003	February 22, 2003
Revenues	$36,889	$36,056	$78,333	$86,712	$237,990
Loss before income taxes	(7,246)	(9,525)	(2,869)	(1,882)	(21,522)
Net loss	(4,855)	(6,080)	(4,129)	(3,538)	(18,602)
Net loss per common share - Basic and Diluted	$(0.58)	$(0.73)	$(0.49)	$(0.42)	$(2.23)
Market price of shares outstanding
-market high	$8.25	$8.25	$5.95	$4.60
-market low	6.25	5.50	4.29	3.65

	Fiscal Quarters Ended				Year Ended

Fiscal 2002	May 26, 2001	August 25, 2001	November 24, 2001	February 23, 2002	February 23, 2002
Revenues	$39,693	$36,828	$87,022	$96,091	$259,634
Income (loss) before income taxes	(6,295)	(5,528)	4,433	(6,207)	(13,598)
Net income (loss)	(3,903)	(3,428)	2,584	(4,343)	(9,089)
Net income (loss) per common share - Basic and Diluted	$(0.46)	$(0.41)	$0.31	$(0.52)	$(1.08)
Market price of shares outstanding
-market high	$8.75	$9.10	$9.10	$7.75
-market low	5.60	7.01	7.06	6.52

12.     Stock Repurchase Programs

     On October 7, 1998, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock in the open market from time to time, subject to market conditions. On September 28, 1999, the Board of Directors authorized the Company to repurchase an additional 500,000 shares of its common stock. As of February 22, 2003, the Company had repurchased 1,178,442 shares of its common stock under this 1.5 million share repurchase program at a total cost of $11,438,000. The Company paid approximately $3,000, $3,220,000 and $3,914,000 for fiscal years ended February 22, 2003, February 23, 2002 and February 24, 2001 respectively for shares repurchased.

     The Company completed a previous repurchase program for one million shares of its common stock in September 1998, for a total cost of $15,228,000.

13.     Shareholder Rights Plan

     On April 15, 1999, the Company’s Board of Directors unanimously adopted a shareholder rights plan (the “Plan”), commonly referred to as a poison pill. Under the Plan, shareholders of record on April 30, 1999, and shareholders who acquire the Company’s common stock after that date (unless as excepted under the terms of the Plan) will receive rights to purchase a unit consisting of one one-thousandth of a Series A Preferred Share of the Company at $70.00 per unit. The rights are not exercisable until the Board of Directors declares a distribution date.

     The Board of Directors may declare a distribution date within 10 days following (i) the acquisition of or right to acquire by a person or group, 20% or more of the outstanding common shares of the Company or (ii) the commencement of a tender offer or exchange offer that would, if completed, result in a person or group beneficially owning 20% or more of the Company’s common shares. A distribution date will not be declared if a person or group owns more than 20% but less than 25% on April 30, 1999, and that person or group does not become the beneficial owner of any additional shares of common stock. Upon the declaration of a distribution date, each holder of the right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the alternative, the Board of Directors at its option may exchange all outstanding and exercisable rights for common shares at an exchange ratio of one common share per each right. The Board may redeem the rights prior to an event triggering a distribution date at $.001 per right. (See Note 16 – Subsequent Events)

14.     Restructuring and Other Charges

     During fiscal 2001, the Company recorded pretax restructuring and other charges aggregating $2,050,000, which included severance pay for a former officer ($360,000), and for a restructuring plan ($1,690,000) to streamline operations and reduce costs in light of decreased consumer spending and an uncertain economy (the “Plan”). Under the Plan, the Company eliminated approximately 12% of its salaried workforce and consolidated its Las Vegas Call Center into its National Distribution Center located in Virginia Beach. Changes in the accrued balance for Plan costs during the twelve months ended February 22, 2003 were as follows (dollars in thousands):

		Prior Year
		Asset
	Initial	Write-offs	Current
	Plan	Expenditures	Year	Balance as of
	Cost	& Adjustments	Adjustment	February 22, 2003

Severance and related benefits	$687	$(687)		$—
Write-off of leasehold improvements and equipment	317	(317)	—	—
Lease termination costs	686	(299)	$(387)	—

	$1,690	$(1,303)	$(387)	$—

     On April 24, 2002, the Company decided to reactivate the Las Vegas Call Center as a seasonal call center for the peak holiday selling season. As a result of this decision, the remaining accrual of $387,000 for the lease termination costs of this facility was reversed in the first quarter of fiscal 2003.

15.     Liquidity

     The Company continues to focus on returning to profitability through evaluating business operations and implementing changes that will increase efficiency, reduce costs and improve cash flow. For fiscal 2004, the Company plans to scale back catalog circulation to eliminate marginal catalogs and circulation and also plans to reduce its SG&A expenses. The Company is also testing new forms of advertising; particularly on the Internet, in order to increase revenues.

     On May 15, 2003, the Company sold the Annex for $4,300,000 of net cash proceeds. In order to generate additional cash flow, the Company could, if required, enter into a sale/leaseback arrangement of its National Distribution Center.

     The Company believes that its cash flow from operations, funds on hand, its existing credit facility and additional borrowing capacity (see Note 3) will be sufficient to meet its operating needs for the upcoming fiscal year, even if the Merger Agreement with Ripplewood Holdings, L.L.C. (see Note 16) is not consummated.

16.     Subsequent Events

     On April 15, 2003, the Company signed a definitive merger agreement(the “Merger Agreement”) with a private equity fund managed by Ripplewood Holdings L.L.C. pursuant to which Ripplewood will acquire the Company for $7.25 per share in cash. Ripplewood’s Industrial Partner, ZelnickMedia, will be responsible for the day-to-day management of the Company. The Company will continue to operate in the catalog and direct marketing business. The Company also simultaneously entered into a consulting agreement with ZelnickMedia Corporation under which the Company agreed to pay ZelnickMedia $62,500 per month for advisory and consulting services. Mr. Strauss Zelnick will be the Chairman of the new company.

     Following the acquisition, Ms. Lillian Vernon, the founder, current Chairman of the Board and largest stockholder of the Company, will serve as the Company’s non-executive Chairman as well as the Company’s spokesperson. Ms. Vernon will no longer be responsible for the day-to-day operations of the business, and is expected to own 5% of the acquired company following the merger. Ms. Vernon will not be a director or an officer of the Company subsequent to the merger.

     In connection with the merger, the Company amended its Shareholder

Rights Agreement (see Note 13) so that the merger and the related agreements do not cause a triggering event to occur under the Shareholder Rights Agreement.

     The transaction, which has been approved by the Company’s Board of Directors, is subject to the approval of the Company’s shareholders and the satisfaction of other closing conditions including the receipt of required financing. If the Merger Agreement is not consummated, under certain circumstances, the Company would be required to pay a merger termination fee of $1,850,000. Commitment letters have been obtained with respect to all necessary financing in connection with the transaction. In connection with the merger, the Company has agreed to enter into sale and leaseback agreements of its National Distribution Center as part of the financing of the transaction. The transaction is expected to close by June 30, 2003.

     Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes may result in an annual limitation on the amount of net operating loss or tax credit carryforwards that may be utilized to offset future income tax liabilities.

     The Company, its directors and Ripplewood Holdings L.L.C. have been named as defendants in a class action lawsuit filed by North Border Investments on or about April 18, 2003 in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiff purports to represent a class of public stockholders of the Company whose stock will be converted into the right to receive the $7.25 per share cash payment on the completion of the Merger. The complaint alleges, among other things, that the $7.25 cash price per share to be paid to stockholders in connection with the Merger is unfair and inadequate. It also alleges that the Company’s directors discouraged other potential buyers from coming forward and thus allowed the price of the Company to be capped. As a result, the plaintiff alleges that the Company’s directors breached their fiduciary duties to the Company’s stockholders in approving the Merger Agreement. The complaint seeks unspecified monetary damages, attorneys’ and experts’ fees and injunctive relief that would, if granted, prevent the completion of the Merger. The Company believes the action is wholly without merit and intends to contest it vigorously.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lillian Vernon Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Lillian Vernon Corporation and its subsidiaries (the “Company”) at February 22, 2003 and February 23, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 22, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 of the Notes to the Consolidated Financial Statements, as of February 27, 2000, the Company changed its method of accounting for revenue recognition as a result of the adoption of the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition”.

     As discussed in Note 16 of the Notes to the Consolidated Financial Statements, on April 15, 2003 the Board of Directors of the Company approved a definitive merger agreement with a private equity fund to acquire the outstanding shares of the Company for $7.25 per share. The transaction is subject to the approval of the Company’s shareholders and the satisfaction of certain other closing conditions.

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York
May 15, 2003

Index to Exhibits

Exhibit

10.1	Third Amendment to Lillian Vernon Corporation Profit Sharing Plan.

10.21	Amendment No. 9 to Amended Revolving Credit Agreement.

21	Subsidiaries

23	Consent of PricewaterhouseCoopers LLP.