Form 10-Q
period 2003-05-24
LILLIAN VERNON CORP
filed 2003-07-22
CIK 818008

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the quarterly period ended May 24, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the transition period from      to

                     Commission file number 1-9637.

                           LILLIAN VERNON CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      13-2529859
---------------------------------            -----------------------------------
(State or other jurisdiction                 IRS Employer Identification Number)
 of incorporation or organization)

                       1 Theall Road, Rye, New York      10580
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

Yes    X     No ____
    -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ____     No    X
                -------
Number of shares outstanding of each of the issuer's classes of common stock:
8,430,599 Shares of Common Stock, $.01 par value, as of July 1, 2003.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                  May 24, 2003

Part I. Financial Information                                           Page #
           Item 1.
           Consolidated Balance Sheets
           as of May 24, 2003, May 25, 2002
           and February 22, 2003 (unaudited)                                  3

           Consolidated Statements of Operations
           for the quarters ended May 24,
           2003 and May 25, 2002 (unaudited)                                  4

           Consolidated Statements of Cash Flows
           for the quarters ended May 24,
           2003 and May 25, 2002 (unaudited)                                  5

           Notes to Consolidated Financial
           Statements (unaudited)                                          6-12

           Item 2.
           Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                  12-17

           Item 3.
           Quantitative and Qualitative Disclosures
           About Market Risk                                              17-18

           Item 4.
           Controls and Procedures                                           18

Part II. Other Information                                                   18
           Item 6.
           Exhibits and Reports on Form 8-K                                  18

Signatures                                                                   19

Officers' Certifications                                                  20-21

Sarbanes-Oxley Act Section 906 Certification                                 22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         MAY 24,        MAY 25,      FEBRUARY 22,
                               ASSETS                                                     2003           2002            2003
                               ------                                                     ----           ----            ----
Current assets:
    Cash and cash equivalents                                                          $  23,457       $  27,000       $  24,218
    Accounts receivable, net of allowances of $336, $290,
                   and $509, respectively                                                  5,173           6,643          14,455
    Merchandise inventories                                                               21,916          24,717          17,135
    Deferred income taxes                                                                    488             268             621
    Prepayments and other current assets                                                   4,000           8,012           3,269
                                                                                       ---------       ---------       ---------
                     Total current assets                                                 55,034          66,640          59,698

Property, plant and equipment, net                                                        25,714          30,458          28,406
Deferred catalog costs                                                                     4,075           5,152           4,013
Deferred income taxes                                                                      3,681           3,714           3,343
Other assets                                                                               4,979           7,037           5,450
                                                                                       ---------       ---------       ---------
                     Total                                                             $  93,483       $ 113,001       $ 100,910
                                                                                       ---------       ---------       ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
    Trade accounts payable and accrued expenses                                        $  15,996       $  15,260       $  17,971
    Cash overdrafts                                                                        1,112           1,150             361
    Customer deposits                                                                      1,939           1,837           1,954
                                                                                       ---------       ---------       ---------
                     Total current liabilities                                            19,047          18,247          20,286

Other liabilities                                                                          3,783           8,015           6,444
                                                                                       ---------       ---------       ---------
                     Total liabilities                                                    22,830          26,262          26,730
                                                                                       ---------       ---------       ---------
Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
                   authorized; no shares issued and outstanding                               --              --              --
    Common stock, $.01 par value; 100,000,000 shares
                    authorized; issued - 10,386,324 shares, 10,389,674 shares and
                    and 10,386,324 shares, respectively                                      104             104             104
    Additional paid-in capital                                                            31,332          31,332          31,332
    Retained earnings                                                                     64,128          82,400          68,109
    Accumulated other comprehensive losses, net of taxes                                    (610)         (1,458)           (667)
    Treasury stock, at cost -1,955,725 shares, 2,067,052 shares
                   and 1,987,694 shares, respectively                                    (24,301)        (25,639)        (24,698)
                                                                                       ---------       ---------       ---------
                   Total stockholders' equity                                             70,653          86,739          74,180
                                                                                       ---------       ---------       ---------
                   Total                                                               $  93,483       $ 113,001       $ 100,910
                                                                                       ---------       ---------       ---------

                 See Notes to Consolidated Financial Statements

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           FISCAL QUARTERS ENDED
                                                           ---------------------
                                                           MAY 24,         MAY 25,
                                                            2003            2002
                                                            ----            ----
Revenues                                                   $ 23,460       $ 36,889

Costs and expenses:
    Product and delivery costs                               14,759         22,026
    Selling, general and administrative expenses             16,798         21,057
    Restructuring credit                                         --           (387)
                                                           --------       --------
                                                             31,557         42,696
                                                           --------       --------
           Operating loss                                    (8,097)        (5,807)
Gain on sale of land and building                             1,846             --
Gain on settlement of paper collar contract                   2,745             --
Interest income                                                  70            124
Financing expense                                              (164)        (1,563)
                                                           --------       --------
           Loss before benefit from
                    income taxes                             (3,600)        (7,246)

Provision for (benefit from) income taxes:
    Current                                                       0            116
    Deferred                                                    117         (2,507)
                                                           --------       --------
                                                                117         (2,391)

           Net loss                                          (3,717)        (4,855)
                                                           --------       --------
Net loss per common share - Basic and Diluted              $  (0.44)      $  (0.58)
                                                           --------       --------
Weighted average number of common shares -
         Basic and Diluted                                    8,418          8,315
                                                           --------       --------

                 See Notes to Consolidated Financial Statements.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                             FISCAL QUARTERS ENDED
                                                                                             ---------------------
                                                                                            MAY 24,        MAY 25,
                                                                                             2003           2002
                                                                                             ----           ----
Cash flows from operating activities:
     Net loss                                                                               ($3,717)       ($4,855)
         Adjustments to reconcile net loss to net cash provided by
         (used in ) operating activities:
          Financing expense for paper collar contract                                            92          1,495
          Gain on settlement of paper collar contract                                        (2,745)            --
          Derivative losses transferred to earnings                                              90            163
          Depreciation                                                                          420            563
          Amortization                                                                          526            544
          Gain on disposal of assets                                                         (1,846)            --
          Decrease in accounts receivable                                                     9,282          8,313
          (Increase) decrease in merchandise inventories                                     (4,781)         1,901
          (Increase) decrease in prepayments and other current assets                          (731)            69
          (Increase) decrease in deferred catalog costs                                         (62)         1,293
          Decrease (increase) in other assets                                                    42            (21)
          Decrease in trade accounts payable and accrued expenses                            (1,930)        (4,146)
          Decrease in customer deposits                                                         (15)        (1,060)
          Increase in deferred income taxes                                                    (238)        (2,697)
          Decrease in other liabilities                                                         (55)           (32)
                                                                                           --------       --------
                      Net cash (used in) provided by operating activities                    (5,668)         1,530
                                                                                           --------       --------
Cash flows from investing activities:

     Purchases of property, plant and equipment                                                (176)          (223)
     Purchases of software                                                                      (96)            --
     Proceeds from sale of assets                                                             4,295             --
                                                                                           --------       --------
                       Net cash provided by (used in) investing activities                    4,023           (223)
                                                                                           --------       --------
Cash flows from financing activities:

     Increase in cash overdrafts                                                                751            661
     Payments to acquire treasury stock                                                          --             (3)
     Reissuance of treasury stock for stock options and employee benefit plans                  133            141
                                                                                           --------       --------
                       Net cash provided by financing activities                                884            799
                                                                                           --------       --------
                       Net (decrease) increase in cash and cash equivalents                    (761)         2,106
                                                                                           --------       --------
Cash and cash equivalents at beginning of period                                             24,218         24,894
                                                                                           --------       --------
Cash and cash equivalents at end of period                                                 $ 23,457       $ 27,000
                                                                                           --------       --------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
               Income taxes                                                                $     10       $    109
                                                                                           --------       --------

                 See Notes to Consolidated Financial Statements.

                   LILLIAN VERNON CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited consolidated financial statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end consolidated balance sheet data as of February 22, 2003 was derived from audited financial statements, but does not include all Notes to Financial Statements and Statements of Stockholders' Equity required by generally accepted accounting principles. The interim financial statements furnished with this report reflect all adjustments, consisting only of items of a normal recurring nature, which are, in the opinion of management, necessary for the fair statement of the consolidated financial condition and consolidated results of operations for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended February 22, 2003.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

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

            As all options are fixed and have been granted at fair value, no compensation cost has been recognized for its non-qualified stock options granted. In addition, no compensation cost has been recognized for shares issued through its Employee Stock Purchase Plan as the plan is considered noncompensatory. If compensation cost for the Company's non-qualified stock options issued and shares purchased through its stock purchase plan had been determined based on the fair value at the grant dates for awards under those plans consistent with the requirements of FAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been equal to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                                Quarter Ended
                                                                -------------
                                                            May 24,       May 25,
                                                              2003           2002
                                                              ----           ----
Net loss as reported                                       $( 3,717)       $(4,855)

Deduct:

Total stock-based employee compensation expense
determined under the fair value based method for all
stock option awards and shares purchased, net of the
related tax effects                                         $  (256)       $  (372)
                                                           --------        -------
Pro forma net loss                                          $(3,973)       $(5,227)

Loss per share:
Basic and Diluted                   As reported             $  (.44)       $  (.58)
    loss per share                  Pro forma               $  (.47)       $  (.63)

Goodwill and Other Intangibles

      Effective February 24, 2002, the Company adopted Statement of Financial Accounting Standard No.142 "Goodwill and Other Intangible Assets." ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are assessed for impairment annually and upon the occurrence of an event that indicates impairment may have occurred. In accordance with FAS 142, the Company has not amortized goodwill for fiscal 2003 and the first quarter of fiscal 2004.

      At May 24, 2003 and May 25, 2002, goodwill and intangible assets were as follows (in thousands):

                                       May 24, 2003
                                       ------------
                       Gross
                      Carrying    Accumulated    Net
                       Amount     Amortization   Amount
                       ------     ------------   ------
Goodwill               $2,782      $ (348)      $2,434
Intangible Assets      $  100      $  (63)      $   37

                                    May 25, 2002
                                    ------------
                        Gross
                      Carrying    Accumulated     Net
                       Amount     Amortization   Amount
                       ------     ------------   ------
Goodwill               $2,782      $ (348)      $2,434
Intangible Assets      $  100      $  (43)      $   57

      The amortization expense of the above intangible assets for the first quarter of both fiscal years 2004 and 2003 was $5,000. Amortization expense in fiscal 2004, 2005 and 2006 will be $20,000, $20,000 and $1,667 respectively.

Reclassifications

      Certain reclassifications have been made to the prior years' financial statements to conform with the first quarter of fiscal 2004 presentation.

2. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is summarized as follows (in thousands):

                                      May 24,        May 25,     February 22,
                                        2003          2002          2003
                                        ----          ----          ----
Land and buildings                      $29,839      $33,006      $33,072
Machinery and equipment                  29,589       30,403       29,714
Furniture and fixtures                    3,966        4,210        4,144
Leasehold improvements                      752        1,002          718
                                        -------      -------      -------
  Total property, plant &
    equipment, at cost                   64,146       68,621       67,648

  Less:  accumulated depreciation
          and amortization               38,432       38,163       39,242
                                        -------      -------      -------
Property, plant and equipment, net      $25,714      $30,458      $28,406
                                        -------      -------      -------

      The Company sold the smaller of its two warehouse buildings (the "Annex") on May 15, 2003 for net proceeds of $4,303,000. The Annex, which consisted of land and building in the amount of $2,449,000 net of accumulated depreciation, had been classified as assets held for sale at February 2003. Once the assets were classified as held for sale, depreciation was suspended. The sale of the Annex resulted in a pretax gain of $1,846,000 after related expenses and was recorded in the first quarter of fiscal 2004.

      In July 2003, the Company entered into a sale and leaseback transaction of the National Distribution Center in Virginia Beach, Virginia, which has a net book value of $18,160,000 as of May 24, 2003. See Note 7.

3. LOSS PER SHARE

      Basic and diluted loss per share was calculated as follows (amounts in thousands):

                                      Fiscal Quarter Ended
                                 May 24, 2003    May 25, 2002
                                 ------------    ------------
Net loss - Basic and Diluted        ($3,717)      ($4,855)
   Weighted average shares for
    Basic and Diluted EPS             8,418         8,315

      For the fiscal periods ended May 24, 2003 and May 25, 2002, options on 2,024,000 and 1,748,000 shares of common stock, respectively, were not included in the calculation of weighted average shares for Diluted EPS because their effects were antidilutive.

4. PAPER COLLAR CONTRACT

      The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk, the Company entered into a paper collar contract in December 1998. This contract covered certain grades of paper used by the Company to produce its catalogs. There was a floor and ceiling on paper prices within the contract. If paper prices remained within the range of the contract, there would have been no payment to either party to the contract. If paper prices exceeded the established ceiling the Company would have been entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fell below the established floor the Company would have been required to pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract had an expiration date of August 2005.

      The paper collar contract had been designated, and was effective, as a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the paper collar contract was not significant.

      Due to the financial situation of the counterparty, Enron North America Corporation ("Enron"), the Company discontinued hedge accounting subsequent to November 2001. As a result, $1,736,000 previously recorded in Accumulated Other Comprehensive Losses under hedge accounting through November 24, 2001 are being reclassified to earnings as a component of selling, general and administrative expenses (catalog costs) in the period in which earnings are affected by the paper costs, through the end of the contract. For the first quarter of fiscal years 2004 and 2003 these amounts were $57,000 and $42,000 respectively. In addition, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. For the first quarter of fiscal years 2004 and 2003 these amounts were $92,000 and $1,495,000, respectively, on a pre-tax basis.

      On May 12, 2003, the Company entered into a Settlement Agreement and Mutual Release with Enron, whereby the Company agreed to pay $3,000,000 as consideration for the release and settlement of all claims under the paper collar contract. The Settlement Agreement and Mutual Release have been approved by Enron's creditors' committee and the Bankruptcy Court. Prior to the effective date of the settlement, the Company had $3,287,000 included in accounts payable and accrued expenses relating to this obligation in addition to the fair value of the contract of $2,458,000 included in other liabilities. Thus the Company recorded a pretax gain of $2,745,000 ($3,287,000 + $2,458,000 = $5,745,000 -
$3,000,000 = $2,745,000) in the first quarter of fiscal 2004 relating to the release and settlement of the paper collar contract. The $3,000,000 settlement owed to Enron has been included in accrued expenses as of May 24, 2003 and was paid in June 2003. The Company will continue to reclassify derivative losses currently recorded in other comprehensive income in shareholders equity, to earnings through the termination date of the original contract, August 2005.

      Hedging activity affected Accumulated Other Comprehensive Losses, net of income taxes, during the quarter ended May 24, 2003 as follows (dollars in thousands):

              Balance as of February 22, 2003                ($667)
              Derivative losses transferred to earnings:        57
                                                             -----
                        Balance as of May 24, 2003           ($610)

5. INCOME TAXES

      The company has recorded a tax expense of $117,000 on a loss before income taxes of $3,600,000. The effective income tax rate differs from the statutory tax rate due to the effect of state income taxes, a higher tax rate on significant and infrequently-occurring items and an increase to the deferred income tax valuation allowance.

      As of February 22, 2003, the Company had net operating loss carryforwards of approximately $15,300,000 and $7,700,000 for federal and state income tax purposes, respectively, which expire beginning in fiscal 2022 through fiscal 2023. The Company has generated additional tax losses for the first quarter ended May 24, 2003 of approximately $10,100,000 and $3,600,000 for federal and state purposes, respectively. The potential future tax benefit of such loss carryforwards are included in the deferred tax assets. The ultimate realization of these tax benefits is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net expenses become deductible and the related net operating loss and tax credit carryforwards may be utilized prior to expiration. The Company's ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company's sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income from operations in the periods in which the net expenses become deductible and prior to the expiration of the net operating loss carryforwards. On July 2, 2003, the Company completed the merger transaction approved by its stockholders on June 23, 2003, whereby the Company was acquired by a private equity fund managed by Ripplewood Holdings L.L.C. As part of the financing in connection with the transaction, the Company sold its National Distribution Center in Virginia Beach for $37,000,000 and leased it back under a 20 year lease. The sale resulted in taxable income of approximately $19,500,000 in the second quarter of fiscal 2004. The taxable income generated by the sale of the National Distribution Center will not be sufficient to fully utilize the Company's net operating loss carryforward. The Company may not be able to fully realize the benefit of the remaining future net deductible expenses and net operating loss and tax credit carryforwards prior to expiration. Therefore, the Company has recorded a deferred income tax valuation allowance in the amount of $5,468,000 at May 24, 2003. The increase in the valuation allowance during the first quarter totaled $917,000. The Company expects to record a valuation allowance on future tax benefits until it can be determined that it is more likely than not that the deferred tax asset will be realized.

      Pursuant to Internal Revenue Code Section 382, certain substantial ownership changes, such as the merger discussed in Note 7, may result in an annual limitation on the amount of net operating loss or tax credit carry forwards that may be utilized to offset future income tax liabilities.

6. RECENTLY ADOPTED ACCOUNTING STANDARDS

      In July 2002, the Financial Accounting Standards Board ("FASB") issued FAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", which the Company adopted as of the beginning of fiscal 2004. FAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of FAS 146 are effective for any exit and disposal activities initiated in fiscal 2004.

      In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimatable and also requires a guarantor to make new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of the accounting requirements of FIN 45 to have a material impact on its consolidated financial position or results of operations and the Company has adopted the disclosure requirements.

7. SUBSEQUENT EVENTS

      On July 2, 2003, the Company completed the merger transaction approved by its stockholders on June 23, 2003, whereby the Company was acquired by a private equity fund managed by Ripplewood Holdings L.L.C. Trading in the Company's Common Stock on the American Stock Exchange officially ended. The Company recorded expenses totaling $384,000 related to the costs of the merger transaction as of May 24, 2003. These costs consisted principally of legal and other professional fees and have been included in the Company's general and administrative expenses. The lawsuit filed by North Border Investments, which alleges, among other things, that the cash price per share paid to stockholders in connection with the Merger was unfair and inadequate and the Company's directors breached their fiduciary duties to the Company's stockholders in approving the Merger Agreement did not impede the consummation of the merger. On July 2, 2003, the Company sold its National Distribution Center in Virginia Beach, Virginia for $37,000,000, and leased it back under a 20 year lease. The proceeds of the sale/leaseback were used as part of the merger consideration to pay the Company's stockholders. The Company also signed a new revolving credit agreement with The CIT Group / Business Credit Inc. The new facility provides for a maximum available credit line totaling $40 million. The credit line has been collateralized by certain assets of the Company including accounts receivable, inventory and equipment.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Quarter Ended May 24, 2003

      On July 2, 2003, the Company completed the merger transaction approved by its stockholders on June 23, 2003, whereby the Company was acquired by a private equity fund managed by Ripplewood Holdings L.L.C. Trading in the Company's Common Stock on the American Stock Exchange officially ended. Ripplewood's Industrial Partner, ZelnickMedia, will be responsible for the day-to-day management of the Company. The Company will continue to operate in the catalog and direct marketing business. Following the acquisition, Ms. Lillian Vernon, the founder, and formerly the Chairman of the Board and largest stockholder of the Company, serves as the Company's non-executive Chairman as well as the Company's spokesperson.

      The net loss for the first quarter of fiscal 2004 was $3.7 million, or $.44 per share, compared to a net loss of $4.9 million, or $.58 per share for the same period last year. Revenues declined approximately $13.4 million for the current quarter because of planned reduced catalog circulation. The impact of the reduced revenues on the loss for the quarter was partially offset by lower cost of sales on less products sold and a higher gross profit margin as a result of less inventory liquidation during the first quarter of fiscal 2004. The Company reduced its selling, general, and administrative expenses. The Company recorded a pretax gain of approximately $1.8 million related to the sale of the smaller of its two warehouse facilities (the "Annex") on May 15, 2003. The Company also recorded a pretax gain of approximately $2.7 million related to the Settlement Agreement and Mutual Release with Enron under the paper collar contract. The Company's business is seasonal. Net losses are generally incurred during the first and second fiscal quarters.

      Revenues for the quarter ended May 24, 2003 decreased 36.4% to $23.5 million compared to $36.9 million last year, primarily due to the Company's decision to scale back catalog circulation to eliminate marginal catalogs and reduce costs. For the first quarter of fiscal 2004, catalog circulation decreased 43.4% compared to the prior year. While orders processed for the first quarter decreased 38.7% from the prior year, revenue per catalog increased 11.8% and average revenue per order increased 3.4%. Internet orders represented approximately 24% of the total for the first quarter of fiscal 2004, compared to approximately 19% in the first quarter last year.

      Product and delivery costs of $14.8 million in the first quarter of fiscal 2004 decreased 33.0% from $22.0 million for the comparable period last year.

Product and delivery costs include the cost of merchandise sold and the cost of receiving, personalizing, filling and shipping orders for the Company's customers. The decrease in product and delivery costs was principally a result of the decline in volume and the reduced number of orders shipped. As a percentage of revenue, product and delivery costs increased from 59.7% in the first quarter of fiscal 2003 to 62.9% in the first quarter of fiscal 2004. There was an increase in the Company's product gross profit margin in the current quarter, principally as a result of less inventory liquidation. This was offset however, principally by the impact of fixed costs of the National Distribution Center as a percentage of lower revenue.

      Selling, general and administrative (SG&A) expenses were $16.8 million in the first quarter of fiscal 2004 compared to $21.1 million in the first quarter of fiscal 2003, a decrease of $4.3 million or 20.2%. The cost of producing, printing, and mailing the Company's catalogs represents the single largest component of SG&A expenses. These costs decreased principally because of a decrease of approximately 43.4% in the number of catalogs circulated in the current quarter. As a percentage of revenue, SG&A expenses increased from 57.1% in the first quarter of fiscal 2003 to 71.6% in the first quarter of fiscal 2004, principally because of the effect of relatively fixed costs on lower revenue. Also there was an increase in professional fees of approximately $ .4 million associated with the Merger Agreement which was approved at the special meeting of stockholders held on June 23, 2003. Higher Internet advertising expenditures of $.2 million also contributed to the higher percentage of costs for the current quarter.

      Interest income of $.1 million for the first quarter of fiscal 2004 was comparable to the first quarter of fiscal 2003.

      Financing expense for the first quarter of fiscal 2004 was $.2 million compared to $1.6 million for the first quarter of fiscal 2003. In the first quarter of fiscal 2004, the Company recorded a financing charge of $92,000 to record the change in the fair market value of the Company's paper price collar contract, compared to $1.5 million in the first quarter of fiscal 2003. On May 12, 2003, the Company entered into a Settlement Agreement and Mutual Release with Enron, whereby the Company agreed to pay $3 million as consideration for the release and settlement of all claims under the paper collar contract. The Settlement Agreement and Mutual Release have been approved by Enron's creditors' committee and the Bankruptcy Court. Prior to the effective date of the settlement, the Company had $3.3 million included in accounts payable and accrued expenses relating to this obligation in addition to the fair value of the contract of $2.4 million included in other liabilities. Thus the Company recorded a gain of $2.7 million ($3.3 million + $2.4 million = $5.7 million - $3.0 million = $2.7 million) in the first quarter of fiscal 2004 relating to the release and settlement of the paper collar contract. The $3 million settlement owed to Enron has been included in accrued expenses as of May 24, 2003 and was paid in June 2003. The Company will continue to reclassify, from other comprehensive income, those derivative losses arising prior to the contract having no longer been designated as a hedging instrument to earnings through the termination date of the original contract, August 2005. (See Item 3-"Quantitative and Qualitative Disclosures about Market Risk").

      The Company sold the smaller of its two warehouse buildings (the Annex) on May 15, 2003 for net proceeds of $4.3 million. The sale of the Annex which consisted of land and building in the amount of $ 2.5 million net of accumulated depreciation, resulted in a pretax gain of $1.8 million, after related expenses and was recorded in the first quarter of fiscal 2004.

      The Company has recorded a tax expense of $.1 million on a loss before income taxes of $3.6 million. The effective income tax rate differs from the statutory tax rate due to the effect of state income taxes, a higher tax rate on significant and infrequently-occurring items and an increase to the deferred income tax valuation allowance.

      As of May 24, 2003, the Company has recorded a net deferred tax asset of $4.2 million after the recording of the valuation allowance. The ultimate realization of the Company's net deferred tax asset is dependent upon the generation of sufficient amounts of future taxable income during the years in which the related net expenses become deductible and the related net operating loss and tax credit carryforwards may be utilized prior to expiration. The Company's ability to generate sufficient taxable income in future periods is contingent upon a number of factors, including general economic conditions and the Company's sales levels in future periods. Although management has developed plans which should enable the Company to achieve sufficient income levels in the future, there can be no assurance that the plans will be successful in enabling the Company to generate sufficient taxable income from operations in the periods in which the net expenses become deductible and prior to the expiration of net operating loss carryforwards. On July 2, 2003, the Company completed the merger transaction approved by its stockholders on June 23, 2003, whereby the Company was acquired by a private equity fund managed by Ripplewood Holdings L.L.C. As part of the financing in connection with the transaction, the Company sold its National Distribution Center for $37 million, and leased it back under a 20 year lease. The sale resulted in taxable income of approximately $19.5 million in the second quarter of fiscal 2004. The taxable income generated by the sale of the National Distribution Center will not be sufficient to fully utilize the Company's net operating loss carryforward. The Company may not be able to fully realize the benefit of the remaining future net deductible expenses and operating loss and tax credit carryforwards prior to expiration. Therefore, the Company has recorded a deferred income tax valuation allowance of $5.5 million at May 24, 2003. The increase in the valuation allowance during the first quarter of fiscal 2004 totaled $.9 million. The Company expects to record a valuation allowance on future tax benefits until it can be determined that it is more likely than not that the deferred tax asset will be realized.

Financial Condition

      Cash and cash equivalents were $23.5 million as of May 24, 2003. The current ratio was 3.0:1 as of May 24, 2003, compared to 3.7:1 as of May 25, 2002. The reduction in the current ratio was due principally to lower inventory and prepayments and other current assets as of May 24, 2003 compared to the same period last year.

Included in prepayments and other current assets was an income tax receivable of $3.8 million at May 25, 2002 and there was no comparable receivable at May 24, 2003. The Company's working capital needs were met with funds on hand and generated from operations.

      The Company's use of funds for operating activities for the current quarter ended May 24, 2003 was $5.7 million or $7.2 million more than the same period last year. The principal difference was in the amount of cash used for inventory transactions.

      In the first quarter of fiscal 2004 the Company's investing activities generated $4.0 million, principally because the Company received $4.3 million from the sale of the "Annex". Capital spending of $.3 million for the three months ended May 24, 2003 was comparable to the same period last year. These expenditures were made principally to upgrade the Company's software, computer equipment and distribution machinery and equipment.

      The Company generated $.1 million of cash from the issuance of common stock through its employee benefit plans during the three months ended May 24, 2003, the same amount as for the three months ended May 25, 2002.

      At its February 28, 2002 meeting, the Board of Directors voted to discontinue the regular quarterly cash dividend to conserve cash for reinvestment in the business.

      As of May 24, 2003, the Company had repurchased 1,178,442 shares at a total cost of approximately $11.4 million under its current 1.5 million share open market stock repurchase program, which was authorized by the Board of Directors on October 7, 1998 and September 28, 1999. No shares have been purchased since February 28, 2002.

            On May 8, 2003, the Company amended its revolving credit facility to provide for an available credit line totaling $15 million. This facility matured on July 2, 2003, the date on which the merger transaction between the Company and Ripplewood Holdings L.L.C. was consummated. Under its terms, a portion of the credit facility (up to $5 million) was able to be used for general corporate purposes including working capital needs and capital expenditures and the balance of the facility (up to $10 million,) for letters of credit to purchase inventory. At the Company's option interest was payable at a) LIBOR plus 100 basis points, b) prime rate, c) bankers' acceptance rate plus 100 basis points, or d) a fixed rate. The Company was subject to various quarterly financial covenants principally relating to its earnings, working capital, net worth, interest coverage ratio and capital spending restrictions. In connection with the merger transaction, the Company signed a new revolving credit agreement with The CIT Group/Business Credit Inc. The Company has not borrowed under the credit line in the first quarter of fiscal 2004 nor in the same period of the prior year, and all its working capital needs for the past four fiscal years were met with funds on hand and generated from operations. On July 2, 2003, the Company sold its National Distribution Center in Virginia Beach, Virginia for $37 million, and leased it back under a 20 year lease.

            The Company continues to focus on returning to profitability through evaluating business operations and implementing changes that will increase efficiency, reduce costs and improve cash flow. For the balance of fiscal 2004, the Company plans to scale back catalog circulation to eliminate marginal catalogs and circulation and also plans to reduce its SG&A expenses. The Company is also testing new forms of advertising; particularly on the Internet, in order to increase revenues.

      The Company believes that its cash flow from operations, funds on hand and its available credit facility will be sufficient to meet its operating needs for the balance of the fiscal year.

Recently Adopted Accounting Standards

            In July 2002, the Financial Accounting Standards Board ("FASB") issued FAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", which the Company adopted as of the beginning of fiscal 2004. FAS 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of FAS 146 will be effective for any exit and disposal activities initiated in fiscal 2004.

            In November 2002, the FASB issued Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which requires certain guarantees to be recorded at fair value rather than the current practice of recording a liability only when a loss is probable and reasonably estimatable and also requires a guarantor to make new guaranty disclosures, even when the likelihood of making any payments under the guarantee is remote. The accounting requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of the accounting requirements of FIN 45 to have a material impact on its consolidated financial position or results of operations and the Company has adopted the disclosure requirements.

Forward Looking Statements

      Except for historical information contained herein, statements included in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to the Company's future performance, including, without limitation, statements with respect to the Company's anticipated results of operations, revenues, cash flows and/or level of business. Such statements represent the Company's current expectations only and are subject to certain risks, assumptions and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated or projected. Among the factors that could cause actual results to materially differ include the overall strength of the economy, the level of consumer confidence and spending, customer preferences, circulation changes and other initiatives, increased competition in the direct mail industry and from the growing Internet market, changes in government regulations, risks associated with the social, political, economic and other conditions affecting foreign sourcing, including possible disruptions caused by the current unstable global situation, and possible future increases in operating costs including postage and paper costs. For further information, see Part I of Form 10-K for the fiscal year ended February 22, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's earnings are impacted by fluctuating paper prices. In order to partially mitigate this risk the Company entered into a paper collar contract in December 1998. This contract covered certain grades of paper used by the Company to produce its catalogs. There was a floor and ceiling on paper prices within the contract. If paper prices remained within the range of the contract, there would have been no payment to either party to the contract. If paper prices exceeded the established ceiling the Company would have been entitled to be reimbursed by the counterparty for the excess. Conversely, if paper prices fell below the established floor, the Company would have been required to pay the counterparty. The Company did not pay a premium at the inception of the contract. The contract's expiration date was August 2005.

      The paper collar contract had been designated, and was effective, as a hedge through November 2001. During the nine months ended November 24, 2001, ineffectiveness related to the paper collar contract was not significant.

      Due to the financial situation of the counterparty, Enron North America Corporation ("Enron"), the Company discontinued hedge accounting subsequent to November 2001. As a result, $1.7 million previously recorded in Accumulated Other Comprehensive Losses under hedge accounting through November 24, 2001 are being reclassified to earnings as a component of selling, general and administrative expenses (catalog costs) in the period in which earnings are affected by the paper costs, through the end of the contract. For the first quarter of fiscal years 2004 and 2003 these amounts were $57,000 and $42,000 respectively. In addition, any changes in the fair value of the contract subsequent to November 24, 2001 will be recorded in earnings as financing expense. For the first quarter of fiscal years 2004 and 2003 these amounts were $92,000 and $1.5 million respectively, on a pre-tax basis.

      On May 12, 2003, the Company entered into a Settlement Agreement and Mutual Release with Enron, whereby the Company agreed to pay $3 million as consideration for the release and settlement of all claims under the paper collar contract. The Settlement Agreement and Mutual Release has been approved by Enron's creditors' committee and the Bankruptcy Court. Prior to the effective date of the settlement, the Company had $3.3 million included in accounts payable and accrued expenses relating to this obligation in addition to the fair value of the contract of $2.4 million included in other liabilities. Thus the Company recorded a gain of $2.7 million ($3.3 million + $2.4 million = $5.7 million - $3.0 million = $2.7 million) in the first quarter of fiscal 2004 relating to the release and settlement of the paper collar contract.

The $3 million settlement owed to Enron has been included in accrued expenses as of May 24, 2003 and was paid in June 2003. The Company will continue to reclassify, from other comprehensive income, those derivative losses arising prior to the contract having no longer been designated as a hedging instrument to earnings through the termination date of the original contract, August 2005.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No. 10.1 - Settlement Agreement and Mutual Release of paper collar contract with Enron North America Corp.

Reports on Form 8-K:     On April 17, 2003, the Registrant announced the
                         signing of a definitive merger agreement with Ripplewood Holdings LLC ("Ripplewood") pursuant to which Ripplewood will acquire the Registrant for $7.25 per share in cash.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Lillian Vernon Corporation

Date: July 17, 2003              By: /s/ Richard P. Randall
                                     -----------------------------
                                     Richard P. Randall
                                     Executive Vice President
                                     Chief Operating Officer/
                                     Chief Financial Officer

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

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: July 17, 2003

                                    By: /s/ Richard P. Randall
                                       ------------------------
                                    Richard P. Randall
                                    Executive Vice President
                                    Chief Operating Officer/
                                    Chief Financial Officer

                                  CERTIFICATION

      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the Chief Financial Officer of Lillian Vernon Corporation (the "Issuer"), hereby certifies that:

      1. The 10-Q Report of the Issuer for the quarter ended May 24, 2003 ("10-Q Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and that

      2. The 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.


      Date: July 17, 2003

                                        LILLIAN VERNON CORPORATION

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